Form 10-Q
period 1996-09-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1996-11-14
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
September 30, 1996                                Commission File Number: 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3339071
--------------------------------                 -------------------------------
(State or other jurisdiction                       (I.R.S. Employer I.D. No.)
of incorporation or organization)


101 PARK AVENUE, NEW YORK, NEW YORK                               10178
--------------------------------------------------------------------------------
(Address of principal executive offices                         (zip code)


                                 (212) 867-5000
--------------------------------------------------------------------------------
(Registrant's Telephone Number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such following requirements for the past 90 days.

Yes |X|     No |_|

As of November 5, 1996 there were 8,812,401 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I - Financial Information

          Item 1 -  Financial Statements
                    Condensed Consolidated Statements
                    of Financial Condition - September 30, 1996
                    and December 31, 1995..................................3

                    Condensed Consolidated Statements
                    of Income - Three and Nine Months Ended
                    September 30, 1996 and 1995............................4-5

                    Condensed Consolidated Statement
                    of Changes in Shareholder's Equity
                    - Nine Months Ended September 30, 1996.................6

                    Condensed Consolidated Statements of
                    Cash Flows - Nine Months Ended
                    September 30, 1996 and 1995............................7-8

                    Notes to Condensed Consolidated
                    Financial Statements...................................9

          Item 2 -  Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition..............................................10-13

Part II - Other Information

     Items 1-6.............................................................14

Signatures.................................................................15

Exhibit Index..............................................................16

Exhibit 11 - Computation of Earnings Per Share.............................17

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                  September 30,     December 31,
                 ASSETS                               1996              1995
                 ------                            -----------       -----------
                                                   (UNAUDITED)

Cash and cash equivalents                          $ 9,978,295      $27,890,844
Accounts receivable                                  4,066,177        4,358,970
Receivable from clearing broker                                       2,324,652
Investments, at market                              52,158,690       23,282,531
Fixed assets, net                                      497,978          110,201
Exchange memberships, at cost                          402,000          402,000
Other assets                                           287,912          127,670
                                                   -----------      -----------
                 Totals                            $67,391,052      $58,496,868
                                                   ===========      ===========

                 LIABILITIES AND SHAREHOLDERS'  EQUITY
                 -------------------------------------
Liabilities:
Accounts payable and other liabilities             $ 1,588,737      $   548,422
  Accrued compensation payable                         454,459        2,332,313
  Income taxes payable, net                            622,723        1,098,702
  Payable to clearing broker                         4,292,625
                                                   -----------      -----------
              Totals                                 6,958,544        3,979,437
                                                   -----------      -----------

Commitments and contingencies                             --               --

Shareholders' equity:
  Preferred stock, par value $1.00 per share;
   5,000,000 shares authorized; none issued               --               --
  Common stock,$.01 par value; 30,000,000
    shares authorized; 8,812,401 shares
    outstanding                                         88,124           88,124
  Additional paid - in capital                      15,646,874       15,646,874
  Retained earnings                                 43,970,455       37,551,694
  Unrealized gains from investments, net of
    deferred taxes of $484,997 and $820,786
    respectively                                       727,055        1,230,739
                                                   -----------      -----------
                 Totals                             60,432,508       54,517,431
                                                   -----------      -----------
                 Totals                            $67,391,052      $58,496,868
                                                   ===========      ===========

Book value per share                               $      6.86      $      6.19
                                                   ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       1996            1995
                                                   -------------   -------------
Revenues:
  Advisory fees                                    $ 4,650,247      $ 4,843,231
  Commissions and other                                333,175          385,458
                                                   -----------      -----------
                  Totals                             4,983,422        5,228,689
                                                   -----------      -----------
Costs and expenses:
  Employees' compensation                            2,077,610        2,313,193
  Clearing and execution costs                         110,274          139,304
  Selling expenses                                      95,429           89,643
  General and administrative expenses                  685,257          637,161
                                                   -----------      -----------
                  Totals                             2,968,570        3,179,301
                                                   -----------      -----------

Operating income                                     2,014,852        2,049,388
                                                   -----------      -----------

Other income (expense) :
  Interest and dividend income                         513,950          547,873
  Interest expense                                      (4,545)          (5,007)
  Realized gains from investments, net                 930,539        3,070,089
                                                   -----------      -----------
                    Other income, net                1,439,944        3,612,955
                                                   -----------      -----------

Income before provision
   for income taxes                                  3,454,796        5,662,343

Provision for income taxes                           1,467,000        2,412,000
                                                   -----------      -----------

Net income                                         $ 1,987,796      $ 3,250,343
                                                   ===========      ===========

Earnings per share - primary :
   Net income                                      $      0.23      $      0.37
                                                   ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       1996            1995
                                                   -------------   -------------
Revenues:
  Advisory fees                                    $14,627,659      $13,271,129
  Commissions and other                              1,207,851        1,269,214
                                                   -----------      -----------
                  Totals                            15,835,510       14,540,343
                                                   -----------      -----------


Costs and expenses :
  Employees' compensation                            6,406,592        6,703,063
  Clearing and execution costs                         411,849          473,409
  Selling expenses                                     344,144          304,918
  General and administrative expenses                2,029,093        1,843,800
                                                   -----------      -----------
                  Totals                             9,191,678        9,325,190
                                                   -----------      -----------

Operating income                                     6,643,832        5,215,153
                                                   -----------      -----------
Other income (expense) :
  Interest and dividend income                       1,346,751        1,459,143
  Interest expense                                     (10,391)         (16,272)
  Realized gains from investments, net               3,233,569        6,800,482
                                                   -----------      -----------
                     Other income, net               4,569,929        8,243,353
                                                   -----------      -----------
Income before provision
  for income taxes                                  11,213,761       13,458,506

Provision for income taxes                           4,795,000        5,744,000
                                                   -----------      -----------

Net income                                         $ 6,418,761      $ 7,714,506
                                                   ===========      ===========
Earnings per share - primary :
   Net income                                      $      0.73      $      0.88
                                                   ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                                               Unrealized
                                                Additional                       Gains
                                  Common         Paid-in         Retained      (Losses) -
                                  Stock          Capital         Earnings         net           Total
                               ------------    ------------    ------------   ------------   ------------
Balance, December 31,
1995                           $     88,124    $ 15,646,874    $ 37,551,694   $  1,230,739   $ 54,517,431

Unrealized losses from
investments, net of
deferred taxes                                                                    (503,684)      (503,684)

Net Income                                                        6,418,761                     6,418,761
                               ------------    ------------    ------------   ------------   ------------
Balance, September 30,
1996                           $     88,124    $ 15,646,874    $ 43,970,455   $    727,055   $ 60,432,508
                               ============    ============    ============   ============   ============

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                      1996             1995
                                                   -----------      -----------
Cash flows from operating activities:
  Net income                                       $ 6,418,761      $ 7,714,506
  Adjustments to reconcile
    net income to net cash provided
    by operating activities:
    Depreciation                                        91,186          107,281
    Gain from investments                           (3,233,569)      (6,800,482)
  Increase (decrease) from changes in :
    Accounts receivable                                292,793         (799,070)
    Other assets                                      (160,242)         224,903
    Accounts payable and
     other liabilities                               1,040,315        2,115,098
    Accrued compensation payable                    (1,877,854)        (762,423)
    Income taxes payable                              (140,190)       1,110,630
                                                   -----------      -----------

       Net cash provided by
        operating activities                         2,431,200        2,910,443
                                                   -----------      -----------

Cash flows from investing activities:
  Payable to clearing broker                         6,617,278        2,310,780
  Purchases of fixed assets                           (478,964)         (13,616)
  Purchases of investments                         (87,767,162)    (101,591,699)
  Proceeds from sales of
           investments                              61,285,099      124,949,883
                                                   -----------      -----------

       Net cash (used in) provided by
        investing activities                       (20,343,749)      25,655,348
                                                   -----------      -----------

Continued on page 8

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                      1996             1995
                                                   -----------      -----------
Continued from page 7 :

Cash flows from financing activities:
 Repurchases of common stock                       $         0      $         0
 Dividends paid                                              0       (1,321,860)
                                                   -----------      -----------

       Net cash used in
        financing activities                                 0       (1,321,860)
                                                   -----------      -----------

Net increase (decrease) in cash
 and cash equivalents                              (17,912,549)      27,243,931

Cash and cash equivalents,
 beginning of year                                  27,890,844        3,408,374
                                                   -----------      -----------
Cash and cash equivalents,
 end of period                                     $ 9,978,295      $30,652,305
                                                   ===========      ===========


Supplemental disclosure of
 cash flow information :
 Cash paid during the period for:
  Interest                                         $    10,391      $    16,272
                                                   ===========      ===========

  Income taxes                                     $ 4,935,190      $ 4,633,370
                                                   ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements


Note 1:   Unaudited Information

     The accompanying condensed consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation and its direct and indirect wholly-owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), and Atalanta/Sosnoff Management Corporation ("Management").

     In the opinion of management, the accompanying unaudited condensed consolidated historical financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996 and 1995. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1995 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1995 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.


Note 2:   Net Income Per Share

     Primary earnings per share amounts were computed based on 8,828,954 and 8,819,792 weighted average common shares outstanding in the third quarters of 1996 and 1995, respectively, and 8,866,440 and 8,817,364 shares outstanding in the first nine months of 1996 and 1995, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

     See Exhibit ll for further details on the computation of net income per share.


Note 3:   Provision for Income Taxes

     The Company records income taxes in accordance with the provisions of SFAS No. 109. Accordingly, deferred taxes are provided to reflect temporary differences between the recognition of income and expense for financial reporting and tax purposes.

Part I.   Item 2.   Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

I.   General

     Total assets were $67.4 million at September 30, 1996, compared with $58.5 million at December 31, 1995. Book value per share was $6.86 at September 30, 1996, compared with $6.19 at December 31, 1995.

     Cash and cash equivalents were $10.0 million at September 30, 1996, compared with $27.9 million at December 31, 1995, while investments totaled $52.2 million at September 30, 1996, compared with $23.3 million at the end of 1995. Unrealized gains on investments, net of deferred taxes, totaled $727,000 at September 30, 1996, compared with $1.2 million at December 31, 1995.

     Net income totaled $2.0 million ($.23 per share) for the three months ended September 30, 1996, compared with $3.3 million ($.37 per share) for the same period in 1995. For the nine months ended September 30, 1996, net income totaled $6.4 million ($.73 per share), compared with $7.7 million ($.88 per share) for the same period in 1995.

     Owing to the recent loss of four sizeable institutional accounts and some withdrawals from existing accounts, assets under management at September 30th totaled $2.91 billion, 20% less than a year ago, and 20% below yearend 1995. Account losses are the result of below market performance for equity accounts over the last year as well as a shift in investment philosophy of one client to indexing. Also, some clients rebalanced portfolios after the strong equity results posted in 1995, thereby reducing assets allocated to Company management. Unless managed asset levels improve from the September 30, 1996 level, the Company believes that operating earnings will be lower for the remainder of 1996 and into 1997. The Company intends to keep operating expenses under close control.


II.  Assets Under Management

     Assets under management totaled $2.91 billion at September 30, 1996, compared with $3.15 billion on June 30, 1996, $3.61 billion on December 31, 1995, and $3.63 billion on September 30, 1995.

     During the third quarter of 1996, new accounts totaled $2 million, net withdrawals out of client accounts totaled $361 million, and performance increased client account balances by $112 million.

     In the nine months ended September 30, 1996, new accounts totaled $103 million, net withdrawals out of client accounts totaled $1.01 billion, and performance increased managed assets by $202 million.

     In the twelve months ended September 30, 1996, new accounts totaled $114 million, net withdrawals out of client accounts totaled $1.10 billion, and performance added $261 million to managed assets.

III. Results of Operations

     Quarterly Comparison

     In the third quarter of 1996 operating revenues decreased 5% to $5.0 million, compared with $5.2 million a year ago. Average managed assets totaled $3.05 billion in the 1996 period, or 13% less than the $3.49 billion average over the third quarter of 1995. Operating expenses declined 7% to $3.0 million, compared with $3.2 million a year ago. As a result, operating income declined 2% to $2.01 million (40% margin), compared with $2.05 million (39% margin) in the 1995 quarter.

     Operating income totaled 58% of pretax income in the third quarter of 1996, compared with 36% in the 1995 quarter. Due to difficult market conditions, other income declined 60% from the comparable period a year ago. Other income totaled $1.4 million in the 1996 third quarter, which included $931,000 in net realized capital gains. Other income totaled $3.6 million for the same period a year ago, reflecting net realized capital gains of $3.1 million. The effective tax rate was 43% in both the 1996 and 1995 quarters.

     The following table depicts significant variances in selected income statement items for the three months ended September 30, 1996 compared with the same period in 1995. Explanations of the variances follow the table.

                                                          (000's)
                                                3 Months Ended September 30,
                                             -----------------------------------
                                                                      Percentage
                                                1996         1995       Change
                                             ----------   ----------  ----------

     A.   Advisory fees                      $    4,650   $    4,843        -4%

     B.   Commissions and other                     333          385       -14

     C.   Employees' compensation                 2,078        2,313       -10

     D.   General and administrative
          expenses                                  685          637         8

     E.   Other income, net                       1,440        3,613       -60

     F.   Income taxes                            1,467        2,412       -39



     o The decline in advisory fees is due to the delcine in average assets under management previously discussed.


     o Commissions and other revenues declined due to the decline in average assets under management previously discussed.

     o Employees' compensation declined as a result of sharply reduced bonus accruals in expectation of a difficult 1996, as previously discussed.

     o General and administrative expenses increased due to increases in various professional fees.

     o Other income declined owing to the decrease in net realized capital gains previously discussed, and a 6% decrease in net interest and dividends earned during the quarter.

     o    Income taxes decreased owing to the 39% decrease in pretax income.


     Nine Month Comparison

     For the first nine months of 1996 operating revenues increased 9% to $15.8 million, compared with $14.5 million in the 1995 period. Average managed assets totaled $3.31 billion in the 1996 period, or 5% greater than the $3.17 billion average over the first nine months of 1995. Operating expenses declined 1% to $9.2 million, vs. $9.3 million in the 1995 nine month period. As a result, operating income increased 27% to $6.6 million (42% margin), compared with $5.2 million (36% margin) in 1995.

     Operating income totaled 59% of pretax income in the first nine months of 1996, compared with 39% in the 1995 period. Due to difficult market conditions, other income declined 45% from a year ago. Other income totaled $4.6 million in the 1996 period, which included $3.2 million in net realized capital gains. Other income totaled $8.2 million in the 1995 period, reflecting $6.8 million in net capital gains. The effective tax rate was 43% in both the 1995 and 1996 periods.

     The following table depicts significant variances in selected income statement items for the nine months ended September 30, 1996 compared with the same period in 1995. Explanations of the variances follow the table.

                                                          (000's)
                                                3 Months Ended September 30,
                                                ----------------------------
                                                                      Percentage
                                                1996         1995       Change
                                             ----------   ----------  ----------
     A.   Advisory fees                      $   14,628   $   13,271       10 %

     B.   Commissions and other                   1,208        1,269       -5

     C.   Employees' compensation                 6,407        6,703       -4


     D.   General and administrative
          expenses                                2,029        1,844       10

     E.   Other income, net                       4,570        8,243      -45

     F.   Income taxes                            4,795        5,744      -17

     o The growth in advisory fees is due to the growth in average assets under management previously discussed.

     o Commissions and other revenues declined as a result of lower portfolio turnover in the Individually Managed Account business.

     o Employees' compensation declined as a result of reduced bonus accruals in expectation of a difficult 1996.

     o General and administrative expenses increased due to increases in various professional fees.

     o Other income declined due to the decrease in net realized capital gains previusly discussed, and a 7% decrease in net interest and dividends earned in 1996.

     o    Income taxes decreased owing to the 17% decline in pretax income.


IV.  Liquidity and Capital Resources

     At September 30, 1996 the Company had cash and marketable securities of $62.1 million, compared with $53.5 million at December 31, 1995, and $56.7 million at September 30, 1995.

     The Company believes that the foreseeable capital and liquidity requirements of its existing businesses will continue to be met with funds generated from operations.

Part II.  Item 1.   Legal Proceedings

                    None.

          Item 2.   Changes in Securities Holders

                    None.


          Item 3.   Default upon Senior Securities

                    None.

          Item 4.   Submission of Matters to a Vote of Security
                    Holders

                    At the Company's Annual Meeting of Stockholders held on September 12, 1996, the election of the Board of Directors' nominees was approved, the Amendment to the Management Incentive Plan was approved, the 1996 Long Term Incentive Plan was approved, and the ratification of the appointment of the Company's independent auditors was approved.

          Item 5.   Other Information

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    Exhibit
                    Number              Description
                    ------              -----------
                     2-                 None.
                     4-                 None.
                    11-                 Computation of Earnings per Share
                    15-                 None.
                    18-                 None.
                    19-                 None.
                    20-                 None.
                    23-                 None.
                    24-                 None.
                    25-                 None.
                    28-                 None.

                    Reports on Form 8-K: None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Atalanta/Sosnoff Capital Corporation






Date: November 6, 1996                  /s/  Robert J. Kobel
                                        --------------------
                                        Robert J. Kobel
                                        President and Chief Operating Officer





Date: November 6, 1996                  /s/ Anthony G. Miller
                                        ----------------------
                                        Anthony G. Miller
                                        Senior Vice President, Finance and
                                        Chief Financial Officer

                                  EXHIBIT INDEX





          Exhibit
          Number              Description                             Page
          ------              -----------                             ----
            2                 -None
            4                 -None
           11                 -Computation of Earnings per Share      17
           15                 -None
           18                 -None
           20                 -None
           23                 -None
           24                 -None
           25                 -None
           28                 -None