Form 10-K
period 1996-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1997-03-26
CIK 792449

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 1996

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to __________

Commission File Number 1-9137

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                    13-3339071
(State or other jurisdiction of           (I.R.S Employer Identification No.)
incorporation or organization)

101 Park Avenue, New York, New York                          10178
(Address of principal executive officers)                  (zip code)

(Registrant's telephone number, including area code)     (212) 867-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
    Title of Each Class                                Which Registered

Common Stock, par value $.01 per share              New York Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:

                                     NONE
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares of common stock
outstanding at March 20, 1997:  8,812,401

Aggregate market value of voting
stock held by non-affiliates, as
of March 20, 1997:  $10,177,598

Documents incorporated by reference: Proxy Statement for the 1997 Annual Meeting of Stockholders (incorporated in part in Form 10-K, Part III)

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainities and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following general economic and business conditions: the loss of, or the failure to replace, any significant clients; changes in the relative investment performance of client or firm accounts and changes in the financial marketplace, particularly in the securities markets. These forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                    PART I

Item 1.           Business

General

     Atalanta/Sosnoff Capital Corporation, a New York Stock Exchange listed company, through its operating subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital") and Atalanta/Sosnoff Management Corporation ("Management"), provides discretionary investment management, brokerage and other related services. The term "Company" as used herein refers to Atalanta/Sosnoff Capital Corporation and its subsidiaries. Capital and Management are both registered investment advisors. Management is also registered as a broker-dealer.

Client Relationships

     General. Investment management clients include corporate and public retirement plans, endowments, charitable and religious organizations, and individuals in both taxable and tax-exempt accounts. The Company manages accounts of its clients under investment advisory agreements. These agreements are generally terminable upon short notice and provide for compensation based on the market value of the client assets under management. Generally, annual institutional account fees are 1% of assets under management, and, for larger accounts, may include performance fees or reductions in fees on incremental assets to as low as 0.2%. Individual and smaller institutional account fees are generally 1% of assets under management. Many institutional account clients have consented to the use of the Management as broker for certain portfolio transactions. The Company generally requires that individual and smaller institutional account clients use Management as broker.

     The largest single client generated approximately 3% of the Company's total revenues for the year ended December 31, 1996. The Company's ten largest clients, as of December 31, 1996, accounted for approximately 25% of total revenues for the year then ended.

     Assets under management decreased 24%, from $3.61 billion at December 31, 1995 to $2.76 billion at December 31, 1996. This decline is primarily the result of several large institutional clients closing their investment advisory accounts with Capital in 1996. See "Institutional Clients" on page 2 for further discussion. For a discussion of the effects of this development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table depicts assets under management at the last three yearends by type of client:

                                                  ($ millions)

                                        1996        1995        1994
                                        ----        ----        ----


Institutional                          $2,421      $3,277      $2,465

Individual and smaller
 institutional                            292         285         250

Partnerships                               50          49          39
                                       ------      ------      ------

Totals                                 $2,763      $3,611      $2,754
                                       ======      ======      ======

     Institutional Clients. Capital manages accounts of institutional clients with assets under management of approximately $2.4 billion as of December 31, 1996, compared with $3.3 billion at the end of 1995, and $2.5 billion at the end of 1994. Investment performance for equity clients was significantly below the performance of relevant benchmarks in 1996. Underperformance and style - drift concerns on the part of consultants that our investment management style does not clearly fall within recognized industry categories caused six large institutional clients to close their accounts in 1996. The following table shows the types of institutional clients whose assets are managed by Capital and, for each type, the assets under management as of December 31, 1996:

                                    Number        % of     Dollars in     % of
Type of Account                of Relationships   Total     Millions      Total
---------------                ----------------   -----     --------      -----

Corporate employee
benefit plans                         25           29%         $647         27%

Not-for-profit
organizations                         22           26           362         15

Jointly-trusteed
collective bargaining
employee plans                         9           11           572         24

Governmental employee
benefit plans                         13           15           681         28

Other                                 16           19           159          6
                                      --           --          ----         --
Total                                 85          100%       $2,421        100%
                                      ==          ====       ======        ===

     Individual and Smaller Institutional Clients. Since 1984, Management has managed assets of individual and smaller institutional accounts. Assets under management in the individual and smaller account business increased 2% during

1996, from $285 million at December 31, 1995 to $292 million at December 31, 1996. Approximately $118 million represents assets of taxable accounts; the remaining $174 million represents assets of non-taxable accounts.

     The foregoing analysis excludes the accounts serviced by an officer of Management, Mr. William M. Knobler, who manages the excluded accounts directly. The officer servicing the excluded accounts receives substantially all the net revenue therefrom, pursuant to an arrangement with Management. Approximately $82 million in client assets were subject to this arrangement at December 31, 1996.

     Company-Sponsored Investment Partnerships. Capital is the general partner of two investment limited partnerships with different investment objectives and total aggregate assets of $50 million at December 31, 1996. Capital receives a basic management fee from each partnership at an annual rate of 1% of total assets of the partnership. The partnership agreements contain various provisions regarding bearing of expenses by the partnerships. A third partnership has recently been formed.

Investment Management and Research

     The Company currently manages over $2.8 billion in equity, balanced and fixed income accounts for corporations, public funds, Taft-Hartley clients, foundations, charitable organizations and individuals. Institutional clients are the source of 90% of total managed assets. The Company's subsidiaries have been registered as investment advisors since 1982 (Capital) and 1984 (Management). The Company's investment philosophy seeks to identify companies that are entering into a cycle of accelerating earnings momentum. Clients retain the Company primarily as domestic equity managers to invest in mid to large capitalization stocks.

     The Company's equity methodology focuses on two levels: thematics and stock selection. It seeks to identify change at the margin. Major themes unfold during economic cycles, geopolitical realignments and changes in government regulation and Federal Reserve Board policy emphasis. The process identifies and overweights "event-driven" companies with benevolent product profile cycles and accelerating earnings. The vision and motivation of management are common critical variables in outperformance. The Company's methodology is biased toward managements with meaningful equity participation.

     The investment management team at the Company has a total of 71 years of investment experience. The two principals, Martin T. Sosnoff and Robert J. Kobel, have worked together in the investment arena for more than 15 years. The continuity of the team and its familiarity with the system are critical elements in the success of the Company. The portfolio managers are all experienced research analysts. Portfolio decisions are implemented on behalf of all the Company's clients, subject to individual client guidelines and restrictions.

     The Company's Investment Policy Committee, headed by Mr. Sosnoff, is responsible for managing the portfolios of the Company's clients. All members of the Committee participate in the management of all accounts, except the accounts managed directly by Mr. Knobler. Mr. Knobler participates in the Investment Policy Committee process on an ad hoc basis. Each client portfolio is comprised of securities selected by the Committee, subject to risk tolerances, concentration limits, leverage policies and other restrictions determined by each client with, in certain cases, the assistance of the Company.

     The Company believes that, in addition to performance, client service is paramount in the money management business. Portfolio managers are particularly attuned to the needs of the Company's clients. The Company believes that its consistent investment style since inception and continued emphasis on frequent communication with clients distinguishes it from other managers.

     Among peer group money managers with assets over $1 billion, the Company's performance since inception ranks in the top 40%. The Company's mission is to maintain a top quartile performance ranking year over year, cycle over cycle and decade over decade. However, due to performance results for clients significantly below relevant benchmarks over the last fifteen months, the Company's peer group rankings are very low for time periods up to and including the last three years.

Marketing and Business Development

     Institutional Account Marketing. The Company's institutional clients generally allocate their assets among several investment managers and may change the allocation from time to time. In addition, clients allocate their assets among various market sectors and types of investments, and may change these allocations in response to prevailing market conditions or changes in the client's investment objectives. Management believes that the Company is perceived primarily as an active equity manager by the marketplace.

     Net withdrawals from client accounts totaled $1,166 million in 1996, compared with net withdrawals of $51 million in 1995 and net additions of $141 million in 1994.

     Individual and Smaller Institutional Account Marketing. Individual and smaller institutional client portfolios are managed on the same basis as the management of the accounts of institutional clients. Account service representatives assist new clients in determining appropriate risk tolerances, concentration limits, leverage policies and other restrictions, and provide ongoing account servicing to existing clients. Net withdrawals from client accounts totaled $26 million in 1996, compared with net withdrawals of $34 million in 1995 and net additions of $48 million in 1994.

     The Company began to focus some of its marketing efforts in 1993 on the managed account (Wrap") programs offered by certain large financial services firms. As of December 31, 1996, $92 million was under management from such programs. The Company believes this business represents an efficient means to gather assets, and is optimistic about its continued growth, subject to performance considerations.


Competition

     The investment management business is highly competitive. The Company competes with numerous investment management firms having varying investment methods and philosophies. In addition to competition from other discretionary investment managers, the Company, particularly in its individual and smaller institutional account business, competes with investment alternatives offered by mutual funds, insurance companies, banks, securities dealers and other financial institutions. Also, the allocation by many clients of assets away from active equity investment has enhanced the ability of firms offering non-equity products and passive equity management which the Company does not offer, including much larger firms with diversified product lines, to compete with the Company.

     The Company's performance results since inception ranks in the top 40% among peer group money managers. However, due to the recent underperformance in client accounts previously discussed, the Company's peer group rankings are very low for periods up to and including the last three years. The Company believes that the most important factors affecting its capacity to compete for new business will be a return to sustained top quartile investment performance results, perceived quality and productivity of investment professionals, as well as a continued commitment to a strong marketing effort and an exemplary level of client service.

     Most prospective clients perform a thorough review of the investment manager's background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new institutional client typically takes from 12 to 18 months from the time of the initial contact.

     The Company believes it has the capacity to continue to increase the number of client accounts under management without significant increases in fixed costs or personnel and without adversely affecting the quality of service to existing clients. The Company has continued to implement enhancements to its proprietary computerized portfolio accounting, allocation and monitoring systems to enable it to more efficiently manage client accounts.

Brokerage

     Many of the Company's clients use Management as broker for their account transactions, to the extent consistent with the client's best interests and as permitted by applicable law. As of December 31, 1996, 45% of Capital's institutional clients, accounting for approximately $704 million (29%) in assets under management, have consented to the use of Management as broker. The use of Management as broker is an integral part of the services offered to substantially all of Management's individual and smaller institutional account clients (except for those accounts obtained through Wrap programs). Management also provides brokerage services to its officers and employees.

     Management clears and carries all accounts on a fully-disclosed basis through Bear, Stearns Securities Corp. ("Bear Stearns"). Under these arrangements, Bear Stearns performs administrative functions, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bear Stearns also extends margin credit to Management's brokerage customers.

     As a member firm of both the New York Stock Exchange, Inc. ("NYSE") and the Chicago Board Options Exchange, Inc. ("CBOE"), Management owns a seat on each Exchange. These seats are leased at market rates to others, and lease rentals for 1996 totaled $197,000.

Employees

     At December 31, 1996, the Company employed 44 persons on a full-time basis, comprised of 3 senior executives, 5 research, 5 sales, 12 client service, 13 accounting and operations, 1 trading and 5 administrative or secretarial positions. The Company considers its employee relations to be good.

     Sales personnel receive additional compensation based upon the advisory fees of clients which they were responsible for successfully soliciting on behalf of the Company. In addition, the Company has entered into agreements with various sales personnel which, among other things, limit the extent to which such personnel may solicit clients of the Company if their employment is terminated. Some of these agreements provide that, in certain circumstances, an employee, in the event of termination, may continue to receive a percentage of fees received by the Company from clients solicited by that employee. The amounts payable with respect to these salespersons' agreements are not expected to be material.

Regulation

     The securities industry in the United States is subject to extensive regulation under both Federal and state laws. Management is registered as a broker-dealer and investment advisor with the Securities and Exchange Commission ("SEC"), and Capital is registered as an investment advisor with the SEC. Management's brokerage operations are also subject to regulation by self-regulatory organizations, including the National Association of Securities Dealers, Inc., the NYSE, and the CBOE. Securities firms are also subject to regulation by state securities administrators in the states in which they conduct business. The Company's subsidiaries are registered as a broker-dealer and/or investment advisor in all 50 states.

     Broker-dealers and investment advisors are subject to regulation covering virtually all aspects of their business. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of the Company. The SEC, self-regulatory organizations and state securities commissions conduct routine inspections of the Company's businesses and may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer or an investment advisor, and/or their officers or employees in the event of violations of the laws and regulations they administer.

     The Company's investment advisory agreements with its clients provide that they may not be assigned without the consent of the client. "Assignment" is defined in the Investment Advisers Act of 1940 to include the direct or indirect transfer or hypothecation of a controlling block of the Company's voting securities. Martin T. Sosnoff, Chairman of the Board of the Company, owns 79.9% of the NYSE listed company, Atalanta/Sosnoff Capital Corporation (the "Holding Company"), which directly or indirectly owns Capital and Management, both of which are registered investment advisors. Accordingly, the voluntary transfer (by sale, merger or other disposition) or involuntary transfer (by death or disability) by him of a controlling block of the Holding Company's securities would result in such an "assignment" requiring client consent. Although no assurance can be given in these circumstances, the Company believes it would be able to retain its existing client base. The Company's Certificate of Incorporation contains provisions intended to preclude the possibility that the accumulation by third parties of a substantial position in the Company's Common Stock would be deemed an "assignment" of the Company's advisory agreements.

     Many of the Company's clients are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). The accounts of these clients are subject to a number of ERISA provisions governing, among other things, fiduciary obligations and permissible investments and investment methods.

     As a member firm of the NYSE, Management is required under the rules of the NYSE to maintain minimum net capital at all times equal to at least $250,000. In addition, Management's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and equity capital may not be withdrawn, or dividends paid, from Management if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. Management's minimum net capital requirement as of December 31, 1996 was $250,000; it had net capital at such date of $7.3 million, and a ratio of aggregate indebtedness to net capital of 0.08 to 1.

Item 2.        Properties.

     The Company occupies office space at 101 Park Avenue, New York, New York under a lease which term expires on August 29, 2002.

Item 3.        Legal Proceedings.

     There are no legal proceedings to which the Company or any of its property is subject which, in the opinion of the Company's management, would have a material adverse effect upon the Company's business or operations.

Item 4.        Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.

     The Company's common stock is listed on the NYSE under the trading symbol "ATL." The following table sets forth for the quarters indicated, the high and low sales prices of the common stock, as reported on the New York Stock Exchange Composite Transactions Tape, together with special dividends declared.

                                    1996             1995            1994
Quarter Ended                  High     Low     High     Low     High     Low
-------------                  ----     ---     ----     ---     ----     ---

  March 31                    $13.38   $9.00    $7.25   $5.63   $9.25    $8.00

  June 30                      10.50    9.38     7.50    6.63    8.63     5.38

  September 30                 10.00    7.50     8.25    6.50    6.88     5.25

  December 31                   9.63    8.00    14.88    7.75    7.13     5.38

Special Dividends Declared          $.15             $.15            $.15

     The approximate number of record holders of common stock was 65 on December 31, 1996.

     The Company's Board of Directors will periodically review the Company's earnings, liquidity and anticipated cash needs and, subject to these considerations, it may consider the payment of dividends in the future.

Item 6.    Selected Financial Data

                            SELECTED FINANCIAL DATA
                                FIVE YEAR REVIEW

(dollars and shares in thousands,
except per share amounts)            1996      1995     1994     1993      1992
                                     ----      ----     ----     ----      ----
Summary of Operations:
Net income                          $ 8,802   $10,048  $ 5,775  $ 8,239  $ 5,968
         Per share                  $  1.00   $  1.14  $   .65  $   .91      .65

Operating revenues                  $20,759   $20,049  $17,433  $16,107  $13,139
Operating expenses                  $12,022   $12,381  $11,583  $11,618  $11,116
Operating income                    $ 8,737   $ 7,668  $ 5,850  $ 4,490  $ 2,023
Operating margin                        42%       38%      34%      28%      15%

Per employee:

    Operating revenues              $   472   $   477  $   371  $   393  $   346
    Operating expenses              $   273   $   295  $   247  $   283  $   293
    Operating income                $   199   $   183  $   124  $   110  $    53

Net interest and dividend income    $ 1,843   $ 1,881  $ 1,330  $   980  $ 1,276
Net realized gains from
     investments                    $ 4,783   $ 7,985  $ 3,391  $ 7,918  $ 6,567

Return on average assets                14%       19%      13%      20%      16%
Return on average equity                15%       20%      13%      21%      18%

Yearend Position:

Total assets                        $64,696   $58,497  $47,329  $44,198  $39,567
Shareholders' equity                $61,628   $54,517  $44,340  $42,523  $34,527
Book value per share                $  6.99   $  6.19  $  5.03  $  4.75  $  3.72
Cash dividends declared
       per share                    $   .15   $   .15  $   .15  $   ---  $   .40
Common stock, shares outstanding      8,812     8,812    8,812    8,949    9,288

Number of employees                      44        42       47       41       38

Assets under management
(millions)                          $ 2,763   $ 3,611  $ 2,754  $ 2,649  $ 2,066

Average assets under management
(millions)                          $ 3,219   $ 3,267  $ 2,703  $ 2,339  $ 1,909

Percentage of average assets:
      Operating revenues               .64%      .61%     .65%     .69%     .69%
      Operating expenses               .37%      .38%     .43%     .50%     .58%
      Operating income                 .27%      .23%     .22%     .19%     .11%

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Financial Summary

         Investment performance, over 11% for equity clients, was significantly below the performance of the S&P 500 in 1996. This has only happened a couple of times in our twenty-one year performance history. Underperformance and style-drift concerns on the part of consultants that our investment management style does not clearly fall within recognized industry categories led to a 24% decline in managed assets in 1996. However, because 1995 was a strong year in terms of asset growth, average managed assets declined only 1% in 1996. Operating income before taxes grew 14% in 1996 on 4% revenue growth and expense savings of 3%. Atalanta's net other income decreased to $6.6 million from $9.9 million in 1995.


         Earnings per share totaled $1.00 in 1996, compared with $1.14 in 1995 and $.65 in 1994. Net income was $8.8 million in 1996, compared with $10.0 million in 1995 and $5.8 million in 1994. Operating income grew to $8.7 million in 1996, representing the seventh consecutive year of increase. The Company focuses primarily on its operating results, with the knowledge that other income from securities investments is unpredictable and volatile.

         Operating income was $8.7 million in 1996, compared with $7.7 million in 1995 and $5.9 million in 1994, owing to growth in managed assets prior to 1996 and continued productivity improvements. The operating margin was 42% in 1996, compared with 38% in 1995 and 34% in 1994. Operating income per employee and as a percentage of average managed assets reached nine-year highs, at $199,000 and .27%, respectively.

         Assets under management declined $848 million (24%) in 1996 to $2.76 billion at year end. Average assets under management totaled $3.22 billion in 1996, compared with $3.27 billion in 1995.

         Operating revenues totaled $20.8 million in 1996, compared with $20.0 million in 1995 and $17.4 million in 1994, reflecting increasing levels of managed assets over those periods. Operating expenses totaled $12.0 million in 1996, compared with $12.4 million in 1995 and $11.6 million in 1994.

         Cash, cash equivalents and marketable securities totaled $57 million at December 31, 1996, compared with $51 million a year ago. Book value per share was $6.99 at December 31, 1996, compared with $6.19 at the end of 1995.

Assets Under Management

         Managed assets totaled $2.76 billion at the end of 1996, compared with $3.61 billion at the end of 1995 and $2.75 billion at the end of 1994. Managed assets aggregated 350 client relationships at the end of 1996, compared with 376 relationships a year ago and 369 relationships at yearend 1994.

         The $848 million net decrease in managed assets during 1996 is comprised of $104 million in new client accounts and $348 million in positive performance results, reduced by (i) $1,140 million in closed client accounts; and (ii) $160 million in net withdrawals from existing accounts. The closed accounts are primarily the result of six large institutional clients that terminated their accounts due to a combination of performance concerns and/or consultants' style-drift concerns.

         In the two years ended December 31, 1996, managed assets increased by $9 million, comprised of new accounts of $235 million and $1,293 million in positive performance results, reduced by (i) $1,262 million in closed client accounts; and (ii) $257 million in net withdrawals from existing accounts.

         The Company has posted weak investment performance results over the last fifteen months and its marketing efforts are not expected to meet with significant success until performance tracks the relevant benchmarks over an extended period.

         Based on the managed asset level at year end, operating earnings are expected to be lower in 1997 than 1996.

Earnings

         Operating revenues increased 4% in 1996 to $20.8 million, compared with $20.0 million in 1995 and $17.4 million in 1994. Average assets under management declined 1% in 1996. Revenues increased in 1996 due to an increase in the weighted fee yield from managed assets. The six large institutional accounts lost in 1996 were lower fee yielding accounts.

          In 1996 operating revenues were .64% of average managed assets, compared with .61% in 1995 and .65% in 1994. This trend reflects the growth in managed assets through 1995, and the subsequent decline offset by the increase in the weighted fee yield in 1996.

         Advisory fees, which are earned based on the value of assets under management, are the Company's primary source of operating revenues. Advisory fees increased 5% to $19.2 million in 1996, compared with $18.3 million in 1995 and $15.7 million in 1994. Advisory fees were 92% of operating revenues in 1996, compared with 91% in 1995 and 90% in 1994.

         Transaction fees (commissions) earned by Management are the primary source of the Company's other operating revenues. They are derived from Management's individual and smaller institutional accounts, investment partnerships and specific institutional accounts that have given Management the authority to execute trades. Commissions decreased 8% to $1.2 million in 1996, compared with $1.3 million in 1995 and $1.5 million in 1994. The 1996 decline reflects the decrease in managed assets during 1996.

         Operating expenses decreased 3% to $12.0 million in 1996, compared with $12.4 million in 1995 and $11.6 million in 1994. Operating expenses were 58% of operating revenues and .37% of average managed assets in 1996, compared with 62% and .38% in 1995, and 66% and .43% in 1994, reflecting cost containment and increasing asset levels. The last time the Company recorded such operating efficiencies was 1987, when expenses were .38% of average assets. However, average assets were 47% greater in 1987 than in 1996. The Company's cost containment practices and productivity improvements over the last seven years continue to result in improved earnings quality.

         Compensation expense decreased 6% to $8.3 million in 1996, compared with $8.8 million in 1995 and $8.0 million in 1994. Compensation was 40% of operating revenues and .26% of average managed assets in 1996, compared with 44% and .27% in 1995, and 46% and .30% in 1994. The 1996 decline is primarily due to lower bonuses paid to executives and other employees based on 1996's decline in managed assets and the decline in the operating earnings growth rate.


         The Company has a Management Incentive Plan ("MIP") which covers bonus payments to certain executives. Under the MIP, the payment of bonuses to these executives is based on the annual growth in operating income, after adjusting for non-cash compensation charges. In 1996, participating executives were awarded bonuses totaling $860,000 under the MIP, or 53% less than the $1.82 million awarded in 1995. The 1994 award totaled $1.17 million.

         Excluding MIP charges, compensation expense increased $440,000 (6%) from a year ago, reflecting more employees and salary increases, partially offset by a 45% decline in bonuses paid to the general staff in 1996.

         Non-compensation expenses edged upward by 4% to $3.73 million in 1996, compared with $3.57 million in 1995 and $3.59 million in 1994. These expenses are primarily fixed in nature and, as a result, they are not directly related to changes in managed asset levels . Non-compensation expenses totaled 18% of operating revenues and .12% of average managed assets in 1996, compared with 18% and .11% in 1995, and 21% and .13% in 1994.

         Other income, which comprises interest, dividends, and realized gains/losses from sales of marketable securities, totaled $6.6 million in 1996, compared with $9.9 million in 1995 and $4.7 million in 1994. Net interest and dividend income was $1.8 million in 1996, compared with $1.9 million in 1995 and $1.3 million in 1994. Net gains from sales of marketable securities totaled $4.8 million in 1996, compared with $8.0 million in 1995 and $3.4 million in 1994, reflecting the varying strength of the domestic financial markets in those years.

Liquidity and Capital Resources

         The Company ended 1996 with $6 million in cash and cash equivalents, compared with $28 million at the end of 1995. Investments in marketable securities aggregated $51 million at yearend compared with $23 million a year ago. This reflects the shift out of U.S. Treasury bills during 1996. The Company has adopted SFAS No. 115, and it resulted in a net unrealized gain of $861,000 in shareholders' equity at the end of 1996, compared with a net unrealized gain of $1.2 million at the end of 1995. At December 31, 1996, the Company had no liabilities for borrowed money.

         Special dividends of $.15 per share in each of 1996, 1995 and 1994 were paid. Foreseeable capital and liquidity requirements of existing businesses will continue to be met with funds generated from operations.

Item 8.  Financial Statements and Supplementary Data

         See Index to Consolidated Financial Statements, and Consolidated Financial Statement Schedules on page F-1 in Item 14.

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure.


                  None.

                                   PART III

Item 10.          Directors and Executive Officers of the Registrant.

     (a) Directors -

         Information concerning directors of the Company is contained under the caption "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

              (b) Executive Officers of the Registrant -

         MARTIN T. SOSNOFF*, 65, was a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company and its subsidiaries since their inception. He was a co-founder of Atalanta Capital Corporation (investment management) and served as its Chairman and Chief Executive Officer until 1983.

         ROBERT J. KOBEL**, 47, has been President and Chief Operating Officer, and held other offices, with the Company and its subsidiaries since their inception. He was a Vice President of Rotan Mosle (brokerage) during 1981 and was a senior account manager and held other positions with Sanford C. Bernstein & Co., Inc. from 1971 to 1981.

         CRAIG B. STEINBERG, 35, has been Executive Vice President, Director of Research, and held other offices, with Capital and Management since 1985. Mr. Steinberg is a Portfolio Manager, and he was a securities analyst at Prudential Equity Management from 1983 to 1985.

         WILLIAM M. KNOBLER, 63, has been Senior Vice President of Management since 1985. Mr. Knobler is a Portfolio Manager, and he was a securities analyst and voting shareholder of Sanford C. Bernstein & Co. from 1979 to 1985.

         ANTHONY G. MILLER, 38, has been Senior Vice President, Finance, Chief Financial Officer, and Secretary, and held other offices, with the Company and its subsidiaries since 1986. From 1983 to 1986 he was Manager, Foreign Exchange and Money Market Operations, and held other positions, with the Royal Bank of Canada and, from 1980 to 1983 was a Senior Accountant, and held other positions, with Arthur Andersen & Co.

         HENRY E. PARKER, 69, has been Senior Vice President of Capital since 1986. Mr. Parker is responsible for Public Fund Marketing, and he was Treasurer of the State of Connecticut from 1975 to 1986.

         JAMES D. STAUB, 64, has been Senior Vice President, and held other offices, with Capital and Management since 1984. Mr. Staub is responsible for West Coast Marketing, and he was a corporate officer of Alexander & Baldwin, Inc. from 1961 to 1984.

         JOHN P. O'BRIEN, 58, has been Vice President, and held other offices, with the Company and its subsidiaries since their inception. Mr. O'Brien serves as the Controller for the Company and its subsidiaries.

     Officers of the Registrant are elected at the meeting of the Board of Directors held each year immediately after the Annual Meeting of Stockholders and serve for the ensuing year and until their successors are elected and qualified.

     *   Also a director and member of the Executive, Compensation and Stock
                                    Option Committees.

     ** Also a director and member of the Executive Committee.

Item 11.          Executive Compensation.

         Information concerning executive compensation is contained under the captions "Election of Directors", "Executive Compensation", "Stock Option, Purchase, Bonus, and Long Term Incentive Plans", "Profit-Sharing Plan" and "Management Incentive Plan" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.          Beneficial Ownership of the Company's Securities.

         Information concerning security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Securities of the Company" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with Securities and Exchange Commission and is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions.

         Information concerning certain relationships and related transactions is contained under the caption "Agreements and Transactions with Directors and Executive Officers" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                        PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

(a)  1.  FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements and Consolidated

         Financial Statement Schedules on Page F-1 of Item 14.

     2.  FINANCIAL STATEMENT SCHEDULES

         See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

(b)  None.

(c)  Exhibits -

3.1      Certificate of Incorporation (Exhibit 3.1) (1)

3.2      Amendment, dated September 11, 1987 to Certificate of Incorporation (2)

3.3      By-Laws (Exhibit 3.2) (3)

4. Indenture, dated as of June 15, 1986, between Atalanta/Sosnoff Capital Corporation and Morgan Guaranty Trust Company of New York relating to $33,000,000 of 7 1/8% Convertible Senior Debentures due June 15, 2001.(4)

10.1 Termination and Purchase Agreement, dated as of December 21, 1987, among Martin T. Sosnoff, Shepard D. Osherow, the Company and its subsidiaries (Exhibit 10.1)(6).

10.2 Lease Agreement dated as of July 15, 1980 between Martin T. Sosnoff and Park Tower Associates. (Exhibit 10.2) (1)

10.3 First Lease Modification Agreement dated as of May 20, 1982 between Martin T. Sosnoff and Park Tower Associates. (Exhibit 10.3)(1)

10.4 Second Lease Modification Agreement dated as of January 1985 between Martin T. Sosnoff and Park Tower Associates. (Exhibit 10.4)(1)

10.5 Form of Sublease between Martin T. Sosnoff and the Company. (Exhibit 10.5) (3)

10.6 Assignment of Lease between the Company and North American Consortium, Inc. (Exhibit 10.7)(7)

10.7 Sublease dated October 18, 1988 between the Company and First City Capital Corporation (8)

10.8 Employment Agreement between Martin T. Sosnoff and the Company dated as of March 31, 1986 (Exhibit 10.6.) (1)

10.9 Consulting Agreement between Shepard D. Osherow and the Company dated December 21, 1987. (Exhibit 10.2) (6)


10.10 Form of Employment Agreement, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (10)

10.11 Letter Agreement between Martin T.Sosnoff and L. Mark Newman dated February 14, 1985 and exhibits thereto. (Exhibit 10.20) (1)

10.12 Agreement between Martin T. Sosnoff and Shepard D. Osherow dated February 25, 1985 regarding the Letter Agreement between Martin T. Sosnoff and L. Mark Newman. (Exhibit 10.21) (1)

10.13    1987 Stock Option Plan. (Exhibit 4.1) (5), (10)

10.14    1987 Incentive Stock Purchase Plan. (Exhibit 4.4)(5), (10)

10.15     Restricted Stock Bonus Plan (8), (10)

10.16 Form of Stock Bonus Award Agreements, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (10)

10.17 Profit Sharing Trust Agreement and Plan dated May 21, 1985 between Atalanta/Sosnoff Capital Corporation and the plan trustees. (Exhibit 10.24) (1),(10)

10.18 Sub-sublease dated June 23, 1989 between the Company and Ehrlich Bober & Co., Inc. (9)

10.19 Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1992 (10)

10.20 Executive Employment Agreement dated as of December 9, 1992 between Robert J. Kobel and the Company (10)

10.21 Employment Agreement dated January 1, 1986 between Henry E. Parker and the Company (10)

10.22 Amended and Restated Management Incentive Plan as adopted by the Board Directors of the Company on December 9, 1993 and March 8, 1994 (11)

10.23 Executive Employment Agreement dated July 8, 1993 between Craig B. Steinberg and the Company (11)

10.24    Executive Employment Agreement dated December 7, 1995 between Robert
         J. Kobel and the Company (12)

10.25 Employment Agreement dated July 1, 1986 between James D. Staub and the Company (12)

10.26 Modification Agreement of Sub-Lease dated February 27, 1996 between the Company and Foote, Cone & Belding Advertising, Inc. (12)


11.      Computation of Earnings per Share - FILED HEREWITH

22.      Subsidiaries of the Registrant. (Exhibit 22) (1)

25.      Power of Attorney (included as part of the "Signatures" page).

(1) Incorporated by reference to the exhibit number indicated to the Company's Registration Statement on Form S-1 filed April 21, 1986 (Registration No. 33-5028) (the "S-1")

(2) Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

(3) Incorporated by reference to the exhibit number indicated to Amendment No. 2 to the S-1 filed June 10, 1986.

(4) Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the quarter ended June 30, 1986.

(5) Incorporated by reference to the exhibit number indicated to the Company's Registration Statement on Form S-8 filed March 31, 1987 (Registration No.33-13063)

(6) Incorporated by reference to the exhibit numbers indicated to the Company's Form 8-K filed December 22, 1987.

(7) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1986.

(8) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1988.

(9) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1989.

(10) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1992.

(11) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1993.

(12) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1995.

(13) Required to be filed pursuant to the instructions to Item 14(c) of Form 10-K.

             ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----
I.   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION:
       Financial Statements

          Report of Independent Public Accountants                                                             F-2

          Consolidated Statements of Financial Condition - December 31, 1996 and 1995                          F-3

          Consolidated Statements of Income for the Years Ended December 31, 1996,
              1995 and 1994                                                                                    F-4

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,
              1996, 1995 and 1994                                                                              F-5

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994           F-6

          Notes to Consolidated Financial Statements                                                         F-7/F-13

       Supplementary Financial Information

          Selected Quarterly Financial Data (Unaudited)                                                        F-14

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is given in the consolidated financial statements or the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Atalanta/Sosnoff Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of Atalanta/Sosnoff Capital Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atalanta/Sosnoff Capital Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


New York, New York
January 31, 1997

             ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          DECEMBER 31, 1996 AND 1995


              ASSETS                                  1996          1995
              ------                                  ----          ----
Assets:
    Cash and cash equivalents                     $  5,585,953   $ 27,890,844
    Accounts receivable                              3,782,098      4,358,970
    Receivable from clearing broker                  2,437,821      2,324,652
    Investments, at market                          51,362,185     23,282,531
    Fixed assets, net of accumulated
      depreciation and amortization of $88,094
      and $1,027,275, respectively                     610,231        110,201
    Exchange memberships, at cost (market value
      $1,830,000 and $1,497,000, respectively)         402,000        402,000
    Other assets                                       516,038        127,670
                                                  ------------   ------------
              Total assets                        $ 64,696,326   $ 58,496,868
                                                  ===========    ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Liabilities:
    Accounts payable and other liabilities        $    647,096   $    548,422
    Accrued compensation payable                     1,397,099      2,332,313
    Income taxes payable                             1,024,210      1,098,702
                                                  ------------   ------------
              Total liabilities                      3,068,405      3,979,437
                                                  ------------   ------------

Commitments and contingencies (Note 8)

Shareholders' equity:
    Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued             --             --
    Common stock, par value $.01 per share;
       30,000,000 shares authorized; 8,812,401
       shares issued and outstanding                    88,124         88,124
    Additional paid-in capital                      15,646,874     15,646,874
    Retained earnings                               45,031,750     37,551,694
    Unrealized gains from investments,
       net of deferred tax liabilities of
       $574,409 and $820,786, respectively             861,173      1,230,739
                                                    ----------     ----------
              Total shareholders' equity            61,627,921     54,517,431
                                                    ----------    -----------

              Total liabilities and
                  shareholders' equity             $64,696,326    $58,496,868
                                                   ===========    ===========


       The accompanying notes are an integral part of these statements.

             ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         1996           1995          1994
                                         ----           ----          ----
Revenues:
    Advisory fees                    $ 19,159,433    $ 18,325,129   $15,689,560
    Commissions and other               1,599,735       1,723,847     1,742,958
                                     ------------    ------------   -----------
       Total revenues                  20,759,168      20,048,976    17,432,518
                                     ------------    ------------   -----------

Costs and expenses:
    Employees' compensation             8,295,815       8,814,487     7,992,206
    Clearing and execution costs          541,596         620,605       609,884
    Selling expenses                      466,484         452,519       459,027
    General and administrative
       expenses                         2,718,038       2,492,899     2,521,721
                                      -----------     -----------   -----------
       Total costs and expenses        12,021,933      12,380,510    11,582,838
                                      -----------     -----------   -----------
       Operating income                 8,737,235       7,668,466     5,849,680
                                      -----------     -----------   -----------

Other income (expense):
    Interest and dividend income        1,858,166       1,897,505     1,336,127
    Interest expense                      (15,702)        (16,306)       (6,167)
    Realized gains from
      investments, net                  4,783,217       7,985,266     3,391,379
                                      -----------     -----------    ----------
      Other income, net                 6,625,681       9,866,465     4,721,339
                                      -----------     -----------    ----------

Income before provision for
    income taxes                       15,362,916      17,534,931    10,571,019

Provision for income taxes              6,561,000       7,487,000     4,796,000
                                      -----------     -----------   -----------
                 Net income           $ 8,801,916     $10,047,931   $ 5,775,019
                                      ===========     ===========   ===========

Earnings per common share-primary     $      1.00     $      1.14   $       .65
                                      ===========     ===========   ===========

       The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                  Unrealized
                                                                                     Gains
                                                   Additional                        From
                                       Common        Paid-in       Retained      Investments,      Treasury
                                       Stock         Capital       Earnings           Net            Stock          Total
                                       ------      ----------      --------       -----------       -------         -----
BALANCE, December 31, 1993          $   92,884    $  18,430,614  $24,372,464      $1,635,499     $(2,008,490)   $ 42,522,971
    Unrealized losses from
       investments, net of
       deferred taxes                                                             (1,856,155)                     (1,856,155)
    Repurchases of common stock                                                                     (780,010)       (780,010)
    Retirement of treasury stock        (4,760)      (2,783,740)                                   2,788,500              -
    Net income                                                     5,775,019                                       5,775,019
    Dividends ($.15 per share)                                    (1,321,860)                                     (1,321,860)
                                    ----------    -------------  -----------    ----------       -----------    ------------
BALANCE, December 31, 1994              88,124       15,646,874   28,825,623      (220,656)               -       44,339,965
    Unrealized gains from
       investments, net of
       deferred taxes                                                            1,451,395                         1,451,395
    Net income                                                    10,047,931                                      10,047,931
    Dividends ($.15 per share)                                    (1,321,860)                                     (1,321,860)
                                    ----------    -------------  -----------    ----------       -----------    ------------
BALANCE, December 31, 1995              88,124       15,646,874   37,551,694     1,230,739                -       54,517,431
    Unrealized losses from
       investments, net of

       deferred taxes                                                             (369,566)                         (369,566)
    Net income                                                     8,801,916                                       8,801,916
    Dividends ($.15 per share)                                    (1,321,860)                                     (1,321,860)
                                    ----------    -------------  -----------    ----------       -----------    ------------
BALANCE, December 31, 1996          $   88,124    $  15,646,874  $45,031,750      $861,173       $        -     $ 61,627,921
                                    ==========    =============  ===========      ========       ===========    ============

       The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                       1996               1995               1994
                                                                       ----               ----               ----
Cash flows from operating activities:
    Net income                                                   $     8,801,916    $    10,047,931    $     5,775,019
    Adjustments to reconcile net income to net cash provided
       by operating activities-
          Depreciation and amortization                                  121,987            138,450            168,692
          Realized gains from investments, net                        (4,783,217)        (7,985,266)        (3,391,379)
          Deferred taxes                                                (103,000)            32,000             58,000
    Increase (decrease) from changes in-
       Accounts receivable                                               576,872         (1,032,573)           240,247
       Other assets                                                     (388,368)           239,558             (8,780)
       Accounts payable and other liabilities                             98,672            277,691            (18,067)
       Accrued compensation payable                                     (935,214)         1,048,621            744,152
       Income taxes payable                                              274,885            (13,401)           444,884
                                                                 ---------------    ---------------    ---------------
                 Net cash provided by operating activities             3,664,533          2,753,011          4,012,768
                                                                 ---------------    ---------------    ---------------
Cash flows from investing activities:
    Payments to clearing broker, net                                    (113,169)          (533,584)        (1,266,870)
    Purchases of fixed assets                                           (622,017)           (13,616)           (33,037)
    Purchases of investments                                        (128,128,495)      (116,007,833)       (80,750,119)
    Proceeds from sales of investments                               104,216,117        140,928,212         79,279,117
                                                                 ---------------    ---------------    ---------------
Net cash provided by (used in) investing
                  activities                                         (24,647,564)        24,373,179         (2,770,909)
                                                                 ---------------    ---------------    ---------------
Cash flows from financing activities:
    Repurchases of common stock                                               -                  -            (780,010)
    Dividends paid                                                    (1,321,860)        (2,643,720)                -
                                                                 ---------------    ---------------    --------------
                 Net cash used in financing activities                (1,321,860)        (2,643,720)          (780,010)
                                                                 ---------------    ---------------    ---------------
                 Net increase (decrease) in cash and cash
                    equivalents                                      (22,304,891)        24,482,470            461,849
Cash and cash equivalents, beginning of year                          27,890,844          3,408,374          2,946,525
                                                                 ---------------    ---------------    ---------------
Cash and cash equivalents, end of year                           $     5,585,953    $    27,890,844    $     3,408,374
                                                                 ===============    ===============    ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for-
       Interest                                                  $        15,702    $        16,306    $         6,167
       Income taxes                                                    6,389,115          7,468,401          4,293,116




       The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly-owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital") and Atalanta/Sosnoff Management Corporation ("Management"). Capital is a registered investment adviser. It provides investment advisory and management services to institutional clients and certain investment partnerships. Management is a registered investment adviser and a broker-dealer in securities, with memberships on the New York Stock Exchange, Inc. and the Chicago Board Options Exchange, Inc. It provides investment advisory and management services to individual and smaller institutional clients and brokerage services to its clients and some of the clients of Capital.

Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the 1996 presentation.

The Holding Company and its subsidiaries are referred to collectively herein as the "Company." All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Advisory and management fee income is recognized in the period in which services are performed based on a percentage of assets under management. Commission income and expenses arising from customers' securities transactions are recognized on a settlement date basis. The effect of using the settlement date instead of the trade date for recognition has been immaterial.

Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115. The Company has designated its investments in equity and debt securities as "available for sale," for which unrealized gains and losses are reported as a separate component of shareholders' equity.

Investments in partnerships are carried on the equity method.

Investments are recorded on trade date. The cost of investments sold is determined on the first-in first-out method. Dividends and interest are accrued as earned.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Depreciation and Amortization

Furniture, equipment, computer software and leasehold improvements are stated at cost, net of accumulated depreciation and amortization computed using the straight-line method. Depreciation of furniture, equipment and computer software is provided over estimated useful lives ranging from five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remainder of the term of the related lease. Accumulated depreciation for fully depreciated fixed assets are removed from the related accounts for those assets which have been retired.

Income Taxes

The Company records income taxes in accordance with the provision SFAS No. 109. Accordingly, deferred taxes are provided to reflect temporary differences between the recognition of income and expense for financial reporting and tax purposes.

Estimates by Management

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

2.  EARNINGS PER COMMON SHARE

Primary earnings per common share amounts were computed based on 8,850,980, 8,823,128, and 8,900,241 weighted average common and common equivalent shares outstanding in 1996, 1995 and 1994, respectively.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS AND CASH

Investments classified as "available for sale" at December 31, 1996 and 1995, consisted of the following:


                                                                                                       Unrealized
                                                                Cost            Market Value           Gain (Loss)
                                                                ----            ------------           ----------

    1996:
        Debt                                               $   18,824,029       $   18,794,116        $     (29,913)
        Equities                                               31,102,574           32,568,069            1,465,495
                                                         ----------------       --------------        -------------
                                                           $   49,926,603       $   51,362,185        $   1,435,582
                                                           ==============       ==============        =============
    1995:
        Equities                                           $   21,231,006       $   23,282,531        $   2,051,525
                                                           ==============       ==============        =============


The Company had interest-bearing free credit balances with its clearing broker of $2,368,733 and $1,612,804 at December 31, 1996 and 1995, respectively.

4.  RECEIVABLE FROM CLEARING BROKER

Receivable from clearing broker represents net amounts due for securities transactions executed on or prior to year-end but settling thereafter.

5.  RELATED PARTY TRANSACTIONS

Capital serves as a general partner for two Company-sponsored investment partnerships (the "Partnerships"). Pursuant to the partnership agreements, Capital earned approximately $1,099,000, $989,000, and $869,000 in 1996, 1995
and 1994, respectively, for advisory and management services (charged at 1% and 1% - 2% of net assets, respectively). Management earned commissions of approximately $12,000, $18,000, and $16,000 in 1996, 1995 and 1994,
respectively, for brokerage services provided to the Partnerships. Advisory fees and brokerage commissions are based on terms comparable to those in agreements with unrelated parties. Balances receivable from the Partnerships were approximately $92,000 and $91,000 at December 31, 1996 and 1995, respectively.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  PROVISION FOR INCOME TAXES

The provision for income taxes consists of:

                                                                  1996            1995            1994

                                                                  ----            ----            ----
      Current income taxes:
          Federal                                            $    4,197,000  $    5,308,000  $    3,187,000
          State and local                                         2,467,000       2,147,000       1,551,000
                                                             --------------  --------------  --------------
                    Total current                                 6,664,000       7,455,000       4,738,000
                                                             --------------  --------------  --------------
      Deferred income taxes provision:
          Federal                                                   (56,000)         30,000          58,000
          State and local                                           (47,000)          2,000         -
                                                             --------------  --------------  --------------
                    Total deferred                                 (103,000)         32,000          58,000
                                                             --------------  --------------  --------------
                                                             $    6,561,000  $    7,487,000  $    4,796,000
                                                             ==============  ==============  ==============

A reconciliation of the statutory federal income tax rate and the effective rate based on consolidated income before income taxes in 1996, 1995 and 1994, is set forth below:

                                                                  1996       1995      1994
                                                                  ----       ----      ----
          Statutory federal income tax rate                       34.5%      34.5%     34.5%
          Increase (decrease) resulting from:
              State and local income taxes, net of federal
                 tax benefit                                       8.0        8.0       9.8
              Other                                                0.2        0.2       1.1
                                                                 -----      -----     -----
                        Effective rate                            42.7%      42.7%     45.4%
                                                                  ====     ======    ======


At December 31, 1996 and 1995, income taxes payable included deferred tax liabilities of $492,584 and $734,247, respectively. The components of the deferred tax liabilities include the following:

                                                                        1996             1995
                                                                        ----             ----
               Unrealized gain on investments                     $      574,409    $    820,786
               Other                                                     (81,825)        (86,539)
                                                                  --------------    ------------
                                                                  $      492,584    $    734,247
                                                                  ==============    ============

                                                               F-10

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  NET CAPITAL REQUIREMENTS

Management is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 1996, Management had net capital of $7,261,709, which was $7,011,709 in excess of its required net capital of $250,000, and had a ratio of aggregate indebtedness to net capital of .08 to 1.

8.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and equipment under various noncancelable operating leases expiring through 2002. Rent expense was approximately $475,000, $537,000, and $545,000 in 1996, 1995 and 1994, respectively.

Approximate minimum rental commitments under noncancelable operating leases in years subsequent to December 31, 1996, are as follows:

                                                 Minimum
                                                 Rentals
                                                 -------
           1997                               $  626,000
           1998                                  626,000
           1999                                  626,000
           2000                                  626,000
           2001                                  626,000
           2002 and thereafter                   626,000

Employment Agreements

The Company has obligations under employment agreements with three officers of the Company. The agreements provide for minimum base salaries aggregating $1,090,000 in 1997.

Clearance of Securities

Bear, Stearns Securities Corporation, Inc. ("Bear Stearns") has an agreement with Management to clear securities transactions and carry customers' accounts on a fully disclosed basis. The agreement states that Management will assume customer obligations should a customer of Management default. Bear Stearns controls credit risk of customers by requiring maintenance margin collateral in compliance with various regulatory and internal guidelines.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCK OPTION, STOCK PURCHASE,
    INCENTIVE AND PROFIT-SHARING PLANS

Pursuant to the Company's stock option plan, as amended (the "SOP"), options to purchase a total of 900,000 shares of common stock may be granted to officers and other key employees as either "Qualified Options," "Nonqualified Options" or "Incentive Options." Generally, Qualified Options and Incentive Options may not be granted at a per share price that is less than 100% of fair market value on the date of grant. Nonqualified Options may be granted at prices determined by a committee comprised of certain members of the Board of Directors. Each option becomes exercisable as to 20% of the total number of shares subject to the option six months after the date of grant, and as to an additional 20% each year thereafter. Generally, options may not expire more than ten years from the date of grant.

During 1996, the Company adopted the Long-Term Incentive Plan ("LTIP") in which awards of stock, restricted stock, options and other stock-based awards totaling 880,000 shares of common stock may be granted to all full-time employees, officers and directors of the Company and its subsidiaries. No such awards under the LTIP were granted during 1996. The SOP was terminated by the Company in connection with the approval by stockholders of the LTIP. Such action does not affect options outstanding.

A summary of SOP and LTIP transactions is presented below. All Incentive Stock Options were granted at an exercise price of $6.125 per share, all Qualified Options were granted at an exercise price of $14.50 per share, and all Nonqualified Options were granted at exercise prices equal to market price per share at the date of grant. Only the LTIP has options available for grant at the end of 1996.

                                                                                SOP
                                                          --------------------------------------------
                                                            Incentive      Qualified      Nonqualified
                                                              Stock          Stock            Stock
                                                 LTIP        Options        Options          Options          Total
                                                 ----       ---------      ---------      ------------        -----
    Outstanding, beginning of 1995                    -         50,000         3,448           35,000           88,448
    Canceled during 1995                              -             -         (1,724)              -            (1,724)
    Granted during 1995                               -             -             -           800,000          800,000
                                              ----------  ------------    ----------    -------------      -----------
    Outstanding, ending of 1995                       -         50,000         1,724          835,000          886,724
    Expired during 1996                               -             -         (1,724)              -            (1,724)
                                              ----------  ------------        ------    -------------      -----------

    Outstanding, ending of 1996                       -         50,000            -           835,000          885,000
                                              ==========  ============    ==========    =============      ===========
    Exercisable, end of 1994                                                                                    58,448
                                                                                                           ===========
    Exercisable, end of 1995                                                                                    66,724
                                                                                                           ===========
    Exercisable, end of 1996                                                                                   235,000
                                                                                                           ===========
    Available for grant, end of year                                                                           880,000
                                                                                                           ===========

                                                               F-12

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized, as all options were granted with exercise prices equal to the market value of the underlying shares on the date of grant. Had compensation cost for these plans been determined consistent with the fair value method required by FASB Statement No. 123, the Company's net income and earnings per share would have been the following pro forma amounts:

                                                1996              1995

    Net income:
        As reported                   $     8,801,916    $    10,047,931
        Pro forma                           8,322,122         10,007,948
    Primary EPS:
        As reported                              1.00               1.14
        Pro forma                                 .94               1.14


For purpose of the FASB No. 123 calculations, the fair value of the 800,000 options granted in 1995 was $4.71 and was estimated on the date of grant using the Block-Scholes option pricing model with the following assumptions used for the grant in 1995: risk free interest rate of 5.7%; expected dividend yield of 1.6%, expected option life of 10 years and expected volatility of 40.0%.

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net income and earnings per share may not be representative of that to be expected in future years.

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for senior executives. Under the MIP, each participant is entitled to receive his proportionate share of the annual award pool, which is computed based on operating income performance goals, as defined in the MIP. Included in employees' compensation on the consolidated statements of income in 1996, 1995 and 1994 is $860,000, $1,818,000, and $1,175,000, respectively, related to the
MIP.

The Company also has a profit-sharing plan covering substantially all full-time employees. Contributions to this plan, which in any fiscal year are at the discretion of the Board of Directors, were approximately $138,000, $151,000, and $123,000 in 1996, 1995 and 1994, respectively.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTARY FINANCIAL INFORMATION

                        SELECTED QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                                                                            Quarter
                                                ----------------------------------------------------------------
                                                First             Second                Third             Fourth
                                                -----             ------                -----             ------
                                                            (000's omitted, except per share amounts)

1996:
    Operating revenues                       $   5,477        $   5,375            $   4,983          $  4,924
    Operating expenses                           3,308            2,915                2,968             2,829
    Operating income                             2,169            2,460                2,015             2,095
    Other income, net                            1,848            1,282                1,440             2,056
    Income before income taxes                   4,017            3,742                3,445             4,151
    Net income                                   2,300            2,131                1,988             2,385
    Per common share - primary                     .26              .24                  .23                .27
1995:
    Operating revenues                       $   4,546        $   4,766            $   5,229          $  5,508
    Operating expenses                           2,973            3,173                3,179             3,056
    Operating income                             1,573            1,593                2,050             2,452
    Other income, net                            2,068            2,562                3,613             1,624
    Income before income taxes                   3,641            4,155                5,663             4,076
    Net income                                   2,082            2,382                3,250             2,333
    Per common share - primary                     .24              .27                  .37                .26
1994:
    Operating revenues                       $   4,373        $   4,253            $   4,371          $  4,437
    Operating expenses                           3,064            2,960                2,884             2,675
    Operating income                             1,309            1,293                1,487             1,762
    Other income, net                            1,741            1,292                1,537               151
    Income before income taxes                   3,050            2,585                3,024             1,913
    Net income                                   1,804            1,532                1,645               794
    Per common share - primary                     .20              .17                  .19                .09

                               POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Martin T. Sosnoff, Robert J. Kobel, and Anthony G. Miller, and each of them (with full power of each of them to act alone), his true and lawful attorneys-in-fact and agents, for him and on his behalf, and in his name, place and stead, to execute and sign all amendments or supplements to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do himself, and the registrant hereby confers like authority on its behalf.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on this 11th day of March, 1997.

                                 ATALANTA/SOSNOFF CAPITAL CORPORATION

                                 By: s/ Martin T. Sosnoff
                                    -----------------------------
                                    Martin T. Sosnoff
                                    Chairman of the Board and
                                    Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                      Title                          Date
    ---------                      -----                          ----

    s/ Kenneth H. Iscol
    --------------------------
    Kenneth H. Iscol               Director                       March 11, 1997

    s/ Robert J. Kobel
    --------------------------
    Robert J. Kobel                President, Chief               March 11, 1997
                                   Operating Officer,
                                   Director

    s/ Anthony G. Miller
    --------------------------
    Anthony G. Miller              Senior Vice President,         March 11, 1997
                                   Finance, Chief Financial
                                   Officer (Principal Financial
                                   and Accounting Officer)

    s/ Martin T. Sosnoff
    ---------------------------
    Martin T. Sosnoff              Chairman, Chief                March 11, 1997
                                   Executive Officer,
                                   Director (Principal
                                   Executive Officer)

    s/ Thurston Twigg-Smith
    ---------------------------
    Thurston Twigg-Smith           Director                       March 11, 1997