Form 10-K/A
period 1996-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1997-05-05
CIK 792449

FORM 10-K/A

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

For the transition period from                   to

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

                                                 Name of Each Exchange on
       Title of Each Class                            Which Registered

Common Stock, par value $.01 per share              New York Stock Exchange
--------------------------------------              -----------------------

Securities registered pursuant to Section 12(g) of the Act:

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

Documents incorporated by reference:      Proxy Statement for the 1997 Annual
Meeting of Stockholders (incorporated in part in Form 10-K, Part III)

The undersigned Registrant hereby amends Part IV, Item 14(c) by the addition of Financial Data Schedule, Exhibit 27.




10.21      Employment Agreement dated January 1, 1986 between Henry E. Parker and the
           Company (10)

10.22      Amended and Restated Management Incentive Plan as adopted by the Board
           Directors of the Company on December 9, 1993 and March 8, 1994 (11)

10.23      Executive Employment Agreement dated July 8, 1993 between Craig B. Steinberg and the Company (11)

10.24      Executive Employment Agreement dated December 7, 1995 between Robert J. Kobel and the Company - FILED HEREWITH

10.25      Employment Agreement dated July 1, 1986 between James D. Staub and the
           Company - FILED HEREWITH

10.26      Modification Agreement of Sub-Lease dated February 27, 1996 between the
           Company and Foote, Cone & Belding Advertising, Inc. - FILED HEREWITH

11.        Computation of Earnings per Share - FILED HEREWITH


22.        Subsidiaries of the Registrant. (Exhibit 22) (1)

25.        Power of Attorney (included as part of the "Signatures" page).

27.        Financial Data Schedule - FILED HEREWITH

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                            ATALANTA/SOSNOFF CAPITAL CORPORATION


                                                  Anthony G. Miller
                                            By:________________________________
                                            Anthony G. Miller,(Principal
                                            Financial Accounting Officer),
                                            Senior Vice President, Finance, on
                                            his behalf and on behalf of the
                                            Principal Executive Officer and each
                                            of the Directors of the Registrant
                                            pursuant to a Power of Attorney duly
                                            filed by Registrant pursuant to a

                                            Power of Attorney duly filed by
                                            Registrant on page 18 of
                                            Registrant's Annual Report on Form
                                            10-K for the year ended December 31,
                                            1996 and hereby incorporated herein
                                            by reference.