Form 10-Q
period 1997-03-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1997-05-13
CIK 792449

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                ----------------------------------------------

For Quarter Ended:
March 31, 1997                                    Commission File Number: 1-9137

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

         Delaware                                        13-3339071
(State or other jurisdiction                     (I.R.S. Employer I.D. No.)
of incorporation or organization)


101 PARK AVENUE, NEW YORK, NEW YORK                      10178
(Address of principal executive offices                (zip code)


                                (212) 867-5000
             (Registrant's Telephone Number, including area code)


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

Yes      X        No

As of May 8, 1997 there were 8,812,401 shares of common stock outstanding.

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

                                    INDEX


                                                                       Page No.
                                                                       --------
Part I - Financial Information

         Item 1 - Financial Statements
                  Condensed Consolidated Statements
                  of Financial Condition - March 31, 1997
                  and December 31, 1996                                      3

                  Condensed Consolidated Statements
                  of Income - Three Months Ended
                  March 31, 1997 and 1996                                    4

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity
                  - Three Months Ended March 31, 1997                        5

                  Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                  March 31, 1997 and 1996                                  6-7

                  Notes to Condensed Consolidated                            8
                  Financial Statements

                  Special Note Regarding Foward-Looking Statements           9

         Item 2 - Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                            10-12

Part II - Other Information

    Items 1-6                                                               13

Signatures                                                                  14

Exhibit Index                                                               15

Exhibit 11 - Computation of Earnings Per Share                              16

Exhibit 27 - Financial Data Schedule                                        17

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31,1997 AND DECEMBER 31,1996
                                 (UNAUDITED)


                                                             MARCH 31,   DECEMBER 31,
      ASSETS                                                   1997         1996
      -------                                               -----------   -----------

Cash and cash equivalents                                  $ 6,802,647    $5,585,953
Accounts receivable                                          3,626,548     3,782,098
Receivable from clearing broker                              5,530,304     2,437,821
Investments, at market                                      51,529,243    51,362,185
Fixed assets, net                                              607,827       610,231
Exchange memberships, at cost                                  402,000       402,000
Other assets                                                   236,796       516,038
                                                           -----------   -----------
      Total assets                                         $68,735,365   $64,696,326
                                                           ===========   ===========


      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Liabilities:
        Accounts payable and other liabilities             $ 1,119,986   $   647,096
        Accrued compensation payable                           414,741     1,397,099
        Income taxes payable, net                            2,469,183     1,024,210
                                                           -----------   -----------
Total liabilities                                            4,003,910     3,068,405
                                                           -----------   -----------

Commitments and contingencies
Shareholders' equity :
        Preferred stock, par value $1.00 per share;
                5,000,000 shares authorized; none issued          --            --
        Common stock,$.01 par value;30,000,000 shares
                authorized;8,812,401 shares issued and
                outstanding                                     88,124        88,124
        Additional paid-in capital                          15,646,874    15,646,874
        Retained earnings                                   47,280,974    45,031,750
        Unrealized gains from investments,
                net of deferred tax liabilities of
                $1,143,950 and $574,409 respectively         1,715,483       861,173
                                                           -----------   -----------

                        Total shareholders' equity          64,731,455    61,627,921
                                                           -----------   -----------
                        Totals                             $68,735,365   $64,696,326
                                                           ===========   ===========

Book value per share                                       $      7.35   $      6.99
                                                           ===========   ===========

           See Notes to Condensed Consolidated Financial Statements

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                     MARCH 31,      MARCH 31,
                                                       1997           1996
                                                   -----------    -----------
Revenues:
        Advisory fees                              $ 4,385,424     $5,033,976
        Commissions and other                          389,436        442,717
                                                   -----------    -----------
                        Total revenues               4,774,860      5,476,693
                                                   -----------    -----------

Costs and expenses:
        Employees' compensation                      1,874,201      2,335,484
        Clearing and execution costs                   136,317        158,444
        Selling expenses                               103,666        128,424
        General and administrative expenses            653,194        685,209
                                                   -----------    -----------
                        Total costs and expenses     2,767,378      3,307,561
                                                   -----------    -----------

                        Operating income             2,007,482      2,169,132
                                                   -----------    -----------

Other income (expense):
        Interest and dividend income                 1,452,680        419,248
        Interest expense                                (8,739)        (3,280)
        Realized gains from investments,net            602,801      1,431,988
                                                   -----------    -----------
                        Other income, net            2,046,742      1,847,956
                                                   -----------    -----------

Income before provision
        for income taxes                             4,054,224      4,017,088
Provision for income taxes                           1,805,000      1,717,000
                                                   -----------    -----------
                        Net income                  $2,249,224     $2,300,088
                                                   -----------    -----------

Earnings per share - primary:
        Net income                                       $0.25          $0.26
                                                   ===========    ===========

           See Notes to Condensed Consolidated Financial Statements

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)

                                             Additional                   Unrealized
                                 Common       Paid-in        Retained        Gains
                                 Stock        Capital        Earnings    (Losses)-net         Total
                                -------     -----------    ------------   ----------       -----------
Balance, December 31, 1996      $88,124     $15,646,874     $45,031,750     $861,173       $61,627,921

Unrealized gains
  from investments, net
  of deferred taxes                                                          854,310           854,310

Net income                                                    2,249,224                      2,249,224
                                -------     -----------    ------------   ----------       -----------
Balance, March 31, 1997         $88,124     $15,646,874     $47,280,974   $l,715,483       $64,731,455
                                =======     ===========    ============   ==========       ===========

          See Notes to Condensed Consolidated Financial  Statements

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)

                                                 1997                  1996
                                             ------------          -------------
Cash flows from  operating
activities :
    Net income                                $2,249,224              $2,300,088
    Adjustments to reconcile net
        income to net cash provided
        by operating activities:
                Depreciation                      30,529                 32,809
                Realized gains from
                    investments                 (602,801)            (1,431,988)
Increase (decrease) from
        changes in :
        Accounts receivable                      155,550                 89,288
        Other assets                             279,242                 21,930
        Accounts payable and
                other liabilities                122,890                421,676
        Accrued compensation payable            (982,358)            (1,948 559)
        Income taxes payable,net                 875,432              1,186,700
                                             ------------          -------------

                Net cash provided by
                  operating activities         2,127,708                671,944
                                             ------------          -------------

Cash flows from investing activities :
    Receivable from clearing broker           (3,092,483)            (7,944,156)
    Purchases of fixed assets                    (28,125)               (38,000)
    Purchases of investments                 (13,701,727)           (26,829,218)
    Proceeds from sales of investments        15,911,321             27,959,784
                                             ------------          -------------

      Net cash used in
        investing activities                    (911,014)            (6,851,590)
                                             ------------          -------------

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)

                                                                        1997           1996
                                                                    ------------   -----------
Continued from page 6 :
Cash flows from financing
 activities :
        Repurchases of common stock
        Dividends paid                                                        $0             $0
                                                                               0              0
                                                                    ------------   ------------
                Net cash used in
                  financing activities                                         0              0
                                                                    ------------   ------------

        Net increase (decrease) in
         cash and cash equivalents                                     1,216,694     (6,179,646)
Cash and cash equivalents,
        beginning of year                                              5,585,953     27,890,844
                                                                    ------------   ------------

Cash and cash equivalents,
        end of period                                                 $6,802,647    $21,711,198
                                                                    ============   ============
Supplemental disclosure of
        cash flow information :
        Cash paid during the period for:
                Interest                                                 $8,739          $3,280
                                                                    ============   ============
                Income taxes                                           $929,568        $530,300
                                                                    ============   ============

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

         In the opinion of management, the accompanying unaudited condensed consolidated historical financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of its operations for the three months ended March 31, 1997 and 1996. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1996 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.


Note 2:           Net Income Per Share

         Primary earnings per share amounts were computed based on 8,820,588 and 8,909,240 weighted average common shares outstanding in the first quarters of 1997 and 1996, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

         See Exhibit ll for further details on the computation of net income per share.


Note 3:           Provision for Income Taxes

         The Company records income taxes in accordance with the provisions of SFAS No. 109. Accordingly, deferred taxes are provided to reflect temporary differences between the recognition of income and expense for financial reporting and tax purposes.

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition", and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following general economic and business conditions: the loss of, or the failure to replace, any significant clients; changes in the relative investment performance of client or firm accounts and changes in the financial marketplace, particularly in the securities markets. These forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

I.       General

         Total assets were $68.7 million at March 31, 1997, compared with $64.7 million at December 31, 1996, while book value per share totaled $7.35 at March 31, 1997, compared with $6.99 at December 31, 1996.

         Cash and cash equivalents were $6.8 million at March 31, 1997, compared with $5.6 million at December 31, 1996. Investments (at market) totaled $51.5 million at March 31, 1997, compared with $51.4 million at the end of 1996. Unrealized gains on investments, net of deferred taxes, totaled $1.7 million at March 31, 1997, compared with $861,000 at December 31, 1996.

         Owing to the loss of several sizeable institutional accounts in 1996 and some withdrawals from existing accounts, assets under management at March 31, 1997 totaled $2.59 billion, 26% less than a year ago, and 6% below year-end 1996. Account losses are the result of below market performance for equity accounts over the last year as well as style-drift concerns of consultants.

         Net income totaled $2.2 million ($.25 per share) for the three months ended March 31, 1997, compared with $2.3 million ($.26 per share) for the same period in 1996. Income from money management operations before taxes ("operating income") decreased 8% to $2.0 million, compared with $2.2 million in the 1996 quarter. Other income increased 11% during the same period.

         Unless managed asset levels improve from the March 31, 1997 level, the Company believes that operating income will be lower in 1997 than 1996. The Company intends to keep operating expenses under close control.

II.      Assets Under Management

         Assets under management totaled $2.59 billion at March 31, 1997, compared with $2.76 billion on December 31, 1996, and $3.50 billion on March 31, 1996.

         During the first quarter of 1997, new accounts totaled $8 million, net withdrawals out of client accounts totaled $253 million, and performance increased client account balances by $76 million.

         In the twelve months ended March 31, 1997, new accounts totaled $56 million, net withdrawals out of client accounts totaled $1,344 million, and performance added $382 million to managed assets.

III.     Results of Operations

         Quarterly Comparison

         In the first quarter of 1997 operating revenues decreased 13% to $4.8 million, compared with $5.5 million a year ago. Average managed assets totaled $2.78 billion in the 1997 quarter, or 22% less than the $3.58 billion average in the first quarter of 1996, and 4% below the $2.91 billion average in the fourth quarter of 1996.

         Operating expenses decreased 16% to $2.8 million, compared with $3.3 million a year ago, in expectation of sharply lower 1997 bonus payments to senior excutives under the Company's Management Incentive Plan. As a result, operating income declined 8% to $2.0 million (42% margin), compared with $2.2 million (40% margin) in the 1996 quarter.

         Operating income totaled 50% of pre-tax income in the first quarter of 1997, compared with 54% in the 1996 quarter. Other income totaled $2.0 million in the 1997 quarter, which included $603,000 in net realized capital gains. Other income totaled $1.8 million for the same period a year ago, reflecting net realized capital gains of $1.4 million.

         The following table depicts significant variances in selected income statement items for the three months ended March 31, 1997 compared with the same period in 1996. Explanations of the variances follow the table.

                                                (000's)
                                       3 Months Ended March 31   Percentage
                                           1997       1996         Change
                                         ---------   ------      ---------

         A.  Advisory fees               $4,385      $5,034        -13%

         B.  Employees' compensation      1,874       2,335        -20

         C.  Non-compensation expenses      893         972         -8

         D.  Other income, net            2,047       1,848         11

         E.  Income taxes                 1,805       1,717          5

         o The decline in advisory fees is due to the decline in average assets under management previously discussed.


         o The decrease in employees' compensation is the result of expected 1997 bonus payments significantly lower than 1996, based on expected operating results for the year.

         o Non-compensation expenses declined due to a reduction in clearing and execution charges from reduced commission revenues; reduced selling expenses from a slow-down in prospect presentations in the 1997 period; and savings in various professional fee expenditures.

         o Other income increased due to a 247% increase in interest and dividends received (primarily due to a special dividend received from a company whose securities are held in the Firm's investment portfolio), partially offset by a 58% decline in net realized capital gains.

         o Income taxes increased due to the 1% growth in pre-tax income, and a slight increase in the effective rate at the State level.


IV.      Liquidity and Capital Resources

         At March 31, 1997 the Company had cash, cash equivalents and marketable securities of $58.3 million, compared with $56.9 million at December 31, 1996, and $53.6 million at March 31, 1996.

         The Company believes that the foreseeable capital and liquidity requirements of its existing businesses will continue to be met with funds generated from operations.

Part II. Other Information

                  Item 1.  Legal Proceedings

                           None.

                  Item 2.  Changes in Securities Holders

                           None.

                  Item 3.  Default upon Senior Securities

                           None.

                  Item 4.  Submission of Matters to a Vote of Security Holders

                           At the Company's Annual Meeting of Stockholders held on May 8, 1997, the election of the Board of Directors' nominees was approved, and the ratification of the appointment of the Company's independent auditors was approved.


                  Item 5.  Other Information.

                           None.

                  Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit
                  Number            Description
                   2                None.
                   4                None.
                  11                Computation of Earnings per Share.
                  15                None.
                  18                None.
                  19                None.
                  20                None.
                  23                None.
                  24                None.
                  25                None.
                  27                Financial Data Schedule.
                  28                None.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Atalanta/Sosnoff Capital Corporation





                          /s/ Robert J. Kobel
Date:   May 9, 1997       -------------------------------------
                          Robert J. Kobel
                          President and Chief Operating Officer




                          /s/ Anthony G. Miller
Date:   May 9, 1997       -------------------------------------
                          Anthony G. Miller
                          Senior Vice President, Finance and
                          Chief Financial Officer

                                EXHIBIT INDEX


         Exhibit
         Number            Description                            Page
         -------           -----------                            ----

          2                None
          4                None
         11                Computation of Earnings per Share       16
         15                None
         18                None
         19                None
         20                None
         23                None
         24                None
         25                None
         27                Financial Data Schedule                 17
         28                None