Form 10-K405/A
period 1996-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1997-07-14
CIK 792449

                                  FORM 10-K/A-2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from __________  to __________

Commission File Number 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3339071
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  101 Park Avenue, New York, New York                                   10178
(Address of principal executive offices)                              (zip code)

      (Registrant's telephone number, including area code) (212) 867-5000)

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
         Title of Each Class                                Which Registered

Common Stock, par value $.01 per share                  New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X    NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of common stock outstanding at March 20, 1997: 8,812,401

Aggregate market value of voting stock held by non-affiliates, as of March 20, 1997: $10,177,598

Documents incorporated by reference: None

The undersigned Registrant hereby amends Part II, Item 7 - "Liquidity and Capital Resources" as set forth herein in substitution for the text under that caption at page 11 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed March 26, 1997 (as amended on May 5, 1997).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company ended 1996 with $6 million in cash and cash equivalents, compared with $28 million at the end of 1995. Operating activities provided net cash inflows of $3.7 million in 1996, compared with $2.8 million in 1995 and $4.0 million in 1994. This reflects the changing levels of operating income and net income over those periods. Net cash used in investing activities totaled $24.7 million in 1996, compared with a net inflow of $24.4 million in 1995 and a net outflow of $2.8 million in 1994. This reflects primarily the Company's increased commitment to marketable securities in 1996 (see below and Note 3 to the Consolidated Financial Statements). Financing activities used cash totaling $1.3 million in 1996, compared with $2.6 million in 1995, and $780,000 in 1994. The 1996 and 1995 amounts reflect special dividends paid in those year, while the 1994 amount represents repurchases of the Company's common stock.

     Investments in marketable securities aggregated $51 million at year end compared with $23 million a year ago. This reflects the shift out of U.S. Treasury bills during 1996. Shareholders' equity totaled $62 million at the end of 1996, compared with $55 million at the end of 1995, primarily due to net income of $8.8 million recorded in 1996. The Company has adopted SFAS No. 115, and it resulted in a net unrealized gain of $861,000 in shareholders' equity at the end of 1996, compared with a net unrealized gain of $1.2 million at the end of 1995. At December 31, 1996, the Company had no liabilities for borrowed money.

     Special dividends of $.15 per share in each of 1996, 1995 and 1994 were declared. The Company believes foreseeable capital and liquidity requirements of existing businesses will continue to be met with funds generated from operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATALANTA/SOSNOFF CAPITAL CORPORATION

                                       By: /s/ Anthony G. Miller
                                           Anthony G. Miller, (Principal
                                           Financial Accounting Officer),
                                           Senior Vice President, Finance, on
                                           his behalf and on behalf of the
                                           Principal Executive Officer and each
                                           of the Directors of the Registrant
                                           pursuant to a Power of Attorney duly
                                           filed by Registrant on page 35 of
                                           Registrant's Annual report on Form
                                           10-K for the year ended December 31,
                                           1996 and hereby incorporated herein
                                           by reference.