Form 10-Q/A
period 1997-03-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1997-07-14
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                Commission File Number: 1-9137
March 31, 1997

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

                                 (212) 867-5000
              (Registrant's Telephone Number, including area code)

             ______________________________________________________
              (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ___

As of May 8, 1997 there were 8,812,401 shares of common stock outstanding.

     Registrant hereby amends its Quarterly Report for the quarter ended March 31, 1997 on Form 10-Q dated May 9, 1997, as filed May 13, 1997 by substitution for the text of Part I , Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition, IV. Liquidity and Capital Resources, at page 12 thereof, the text set forth herein.

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

IV. Liquidity and Capital Resources

     At March 31, 1997 the Company had cash and cash equivalents totaling $6.8 million, compared with $5.6 million at the end of 1996. Operating activities provided net cash inflows of $2.1 million in the three months ended March 31, 1997, compared with $672,000 in the same period in 1996. This reflects the changing levels of operating income and net income over those periods. Net cash used in investing activities totaled $911,000 in the March, 1997 quarter, compared with $6.9 million in the similar 1996 period. This reflects the Company's increased commitment to marketable securities over those periods.

     Investments in marketable securities aggregated $51.5 million at March 31, 1997, compared with $51.4 million at the end of 1996. Shareholder's equity totaled $64.7 million at March 31, 1997, compared with $61.6 million at the end of 1996, primarily due to net income of $2.2 million recorded in the first quarter of 1997. The Company has adopted SFAS No. 115, and it resulted in a net unrealized gain of $1.7 million in shareholder's equity at March 31, 1997, compared with $861,000 at the end of 1996. At March 31, 1997, the Company had no liabilities for borrowed money.

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

                      Atalanta/Sosnoff Capital Corporation

Date: July 14, 1997   /s/ Martin T. Sosnoff
                      Martin T. Sosnoff
                      Chairman of the Board and Chief
                      Executive Officer

Date: July 14, 1997   /s/ Anthony G. Miller
                      Anthony G. Miller
                      Senior Vice President, Finance and
                      Chief Financial Officer