Form 10-Q
period 1997-06-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1997-07-23
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
June 30, 1997                               Commission File Number: 1-9137

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

Yes      X        No

As of July 21, 1997 there were 8,812,401 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

                                                                       Page No.

Part I - Financial Information


         Item 1 - Financial Statements
                  Condensed Consolidated Statements
                  of Financial Condition - June 30, 1997
                  and December 31, 1996                                    3

                  Condensed Consolidated Statements
                  of Income - Three and Six Months Ended
                  June 30, 1997 and 1996                                 4-5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity
                  - Six Months Ended June 30, 1997                         6

                  Condensed Consolidated Statements of
                  Cash Flows - Six Months Ended
                  June 30, 1997 and 1996                                 7-8

                  Notes to Condensed Consolidated
                  Financial Statements                                     9

                  Special Note Regarding Forward-Looking Statements       10

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                            11-15

Part II - Other Information

    Items 1-6                                                             16

Signatures                                                                17

Exhibit Index                                                             18

Exhibit 11 - Computation of Earnings Per Share                            19

Exhibit 27 - Financial Data Schedule                                      20

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        JUNE 30,1997 AND DECEMBER 31,1996
                                   (UNAUDITED)

                                                                        JUNE 30,                    DECEMBER 31,
                          ASSETS                                         1997                          1996
                          -------                                   ------------                    ------------


Cash and cash equivalents                                           $15,890,443                     $ 5,585,953
Accounts receivable                                                   3,281,693                       3,782,098
Receivable from clearing broker                                       7,055,952                       2,437,821
Investments, at market                                               47,445,646                      51,362,185
Fixed assets, net                                                       671,296                         610,231
Exchange memberships, at cost                                           402,000                         402,000
Other assets                                                            542,613                         516,038
                                                                    -----------                     -----------
                    Total assets                                    $75,289,643                     $64,696,326
                                                                    ===========                     ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

Liabilities:
   Accounts payable and other liabilities                              $992,996                        $647,096
   Accrued compensation payable                                         425,637                       1,397,099
   Income taxes payable, net                                          4,053,828                       1,024,210
                                                                    -----------                     ------------
                 Total liabilities                                    5,472,461                       3,068,405
                                                                    -----------                     ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $1.00 per share;
    5,000,000 shares authorized; none issued                                  -                               -
  Common stock,$.01 par value; 30,000,000 shares
    authorized; 8,812,401 shares issued and
    outstanding                                                          88,124                          88,124
  Additional paid-in capital                                         15,646,874                      15,646,874
  Retained earnings                                                  50,869,226                      45,031,750
  Unrealized gains from investments,
    net of deferred tax liabilities of
    $2,142,266 and $574,409 respectively                              3,212,958                         861,173
                                                                    -----------                     -----------
                 Total shareholders' equity                          69,817,182                      61,627,921
                                                                    -----------                     -----------

                          Totals                                    $75,289,643                     $64,696,326
                                                                    -----------                     -----------

Book value per share                                                      $7.92                           $6.99
                                                                    ===========                    ============


        t

           See Notes to Condensed Consolidated Financial Statements.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                      ----------------------------------
                                                                          JUNE 30,              JUNE 30,
                                                                            1997                  1996
                                                                       -----------           -----------
Revenues:
  Advisory fees                                                        $ 4,078,691           $ 4,943,435
  Commissions and other                                                    415,859               431,960
                                                                       -----------           -----------
         Total revenues                                                  4,494,550             5,375,395
                                                                       -----------           -----------
Costs and expenses:
  Employees' compensation                                                1,824,845             1,993,497
  Clearing and execution costs                                             146,781               143,132
  Selling expenses                                                          91,810               120,290
  General and administrative expenses                                      741,514               658,628
                                                                       -----------           -----------
                 Total costs and expenses                                2,804,950             2,915,547
                                                                       -----------           -----------

                 Operating income                                        1,689,600             2,459,848
                                                                       -----------           -----------
Other income (expense):
  Interest and dividend income                                             494,789               413,553
  Interest expense                                                         (13,602)               (2,565)
  Realized gains from investments, net                                   4,428,465               871,042
                                                                       -----------           -----------

                 Other income, net                                       4,909,652             1,282,030
                                                                        -----------          -----------
Income before provision
  for income taxes                                                       6,599,252             3,741,878

Provision for income taxes                                               3,011,000             1,611,000
                                                                       -----------           -----------

                 Net income                                            $ 3,588,252           $ 2,130,878
                                                                       ===========            ===========

Earnings per share - primary:
                 Net income                                            $      0.41           $      0.24
                                                                       ===========           ===========




            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                            ----------------------------------------
                                                              JUNE 30,                    JUNE 30,
                                                                1997                         1996
                                                            ------------                ------------
Revenues:
  Advisory fees                                             $  8,464,115                $  9,977,412
  Commissions and other                                          805,295                     874,676
                                                             -----------               -------------
                  Total revenues                               9,269,410                  10,852,088
                                                             -----------               -------------

Costs and expenses :
  Employees' compensation                                      3,699,046                   4,328,982
  Clearing and execution costs                                   283,098                     301,575
  Selling expenses                                               195,476                     248,715
  General and administrative expenses                          1,394,708                   1,343,836
                                                            ------------                ------------
                 Total costs and expenses                      5,572,328                   6,223,108
                                                            ------------                ------------

         Operating income                                      3,697,082                   4,628,980
                                                            ------------                ------------
Other income (expense) :
  Interest and dividend income                                 1,947,469                     832,801
  Interest expense                                               (22,341)                     (5,846)
  Realized gains from investments, net                         5,031,266                   2,303,030
                                                            ------------               -------------

        Other income, net                                      6,956,394                   3,129,985
                                                            ------------               -------------
Income before provision
  for income taxes                                            10,653,476                   7,758,965

Provision for income taxes                                     4,816,000                   3,328,000
                                                            ------------                ------------

        Net income                                          $  5,837,476                $  4,430,965
                                                            ============                ============

Earnings per share - primary :
   Net income                                               $       0.66                $       0.50
                                                            ============                ============




            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)



                                              Additional
                                 Common         Paid-in        Retained       Unrealized
                                 Stock          Capital        Earnings         Gains           Total
                               ----------     -----------     -----------     ----------     -----------

Balance, December 31,
  1996                            $88,124     $15,646,874     $45,031,750       $861,173     $61,627,921

Unrealized gains
  from investments, net
  of deferred taxes                                                              2,351,785       2,351,785

Net income                                                                     5,837,476       5,837,476

---------------------          ----------     -----------     -----------     ----------     -----------
Balance, June 30,
  1997                            $88,124     $15,646,874     $50,869,226     $3,212,958     $69,817,182
                               ==========     ===========     ===========     ==========     ===========

          See Notes to Condensed Consolidated Financial Statements.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                          1997                                       1996
                                                      -------------                              -------------


Cash flows from operating
  activities :
  Net income                                             $5,837,476                                 $4,430,965
  Adjustments to reconcile
    net income to net cash provided
    by operating activities:
       Depreciation                                          65,917                                     73,380
       Realized gains from investments, net              (5,031,266)                                 (2,303,030)
  Increase (decrease) from changes in:
    Accounts receivable                                     500,405                                    236,604
    Other assets                                            (26,575)                                    10,976
    Accounts payable and
      other liabilities                                     345,900                                    595,581
    Accrued compensation payable                           (971,462)                                (1,897,636)
    Income taxes payable, net                             1,461,761                                   (183,300)
                                                      -------------                              -------------
       Net cash provided by
        operating activities                              2,182,156                                    963,540
                                                      -------------                              -------------


Cash flows from investing activities :
  Receivable from clearing broker                        (4,618,131)                                 3,595,737
  Purchases of fixed assets                                (126,982)                                  (329,212)
  Purchases of investments                              (33,697,445)                               (46,271,303)
  Proceeds from sales of
   investments                                           46,564,892                                 42,984,799
                                                      -------------                              -------------
       Net cash provided by (used in)
        investing activities                              8,122,334                                    (19,979)
                                                      -------------                              --------------



                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                        1997            1996
                                                                    -----------     -----------

Continued from page 7:

Net increase in cash
 and cash equivalents                                                10,304,490         943,561
Cash and cash equivalents,
 beginning of year                                                    5,585,953      27,890,844
                                                                    -----------     -----------

Cash and cash equivalents,
 end of period                                                      $15,890,443     $28,834,405
                                                                    ===========     ===========

Supplemental disclosure of
 cash flow information:
 Cash paid during the period for:
  Interest                                                              $22,341          $5,846
                                                                    ===========     ===========
  Income taxes                                                       $3,354,239      $3,511,300
                                                                    ===========     ===========



            See Notes to Condensed Consolidated Financial Statements

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

             Notes to Condensed Consolidated Financia11Statements

Note 1:           Unaudited Information

         The accompanying condensed consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation and its direct and indirect wholly-owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), and Atalanta/Sosnoff Management Corporation ("Management").

         In the opinion of management, the accompanying unaudited condensed consolidated historical financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1997 and 1996. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1996 Annual Report on Form 10-K, as amended. Information included in the condensed consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K, as amended.

Note 2:           Net Income Per Share

         Primary earnings per share amounts were computed based on 8,829,789 and 8,847,214 weighted average common shares outstanding in the second quarters of 1997 and 1996, respectively, and 8,828,541 and 8,889,784 weighted average common shares outstanding in the first six months of 1997 and 1996, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


I.       General

         Total assets were $75.3 million at June 30, 1997, compared with $64.7 million at December 31, 1996, while book value per share totaled $7.92 at June 30, 1997, compared with $6.99 at December 31, 1996.

         Cash and cash equivalents were $15.9 million at June 30, 1997, compared with $5.6 million at December 31, 1996. Investments (at market) totaled $47.4 million at June 30, 1997, compared with $51.4 million at the end of 1996. Unrealized gains on investments, net of deferred taxes, totaled $3.2 million at June 30, 1997, compared with $861,000 at December 31, 1996.

         Owing to the loss of several sizeable institutional accounts in 1996 and some withdrawals from existing accounts, assets under management at June 30, 1997 totaled $2.87 billion, 9% less than a year ago, and 4% above year-end 1996. Account losses are the result of below market performance for equity accounts in 1996 as well as "style-drift" concerns of consultants, while strong performance over the first six months of 1997 accounts for the growth since the end of 1996.

         Net income totaled $3.6 million ($.41 per share) for the three months ended June 30, 1997, compared with $2.1 million ($.24 per share) for the same period in 1996. Income from money management operations before taxes ("operating income") decreased 31% to $1.7 million, compared with $2.5 million in the 1996 quarter. Other income increased 283% during the same period.


         Net income totaled $5.8 million ($.66 per share) for the six months ended June 30, 1997, compared with $4.4 million ($.50 per share) for the same period in 1996. Operating income decreased 20% to $3.7 million, compared with $4.6 million in the comparable 1996 period. Other income increased 122% during the same period.

         Unless managed asset levels improve significantly from the June 30, 1997 level, the Company believes that operating income will be lower in 1997 than 1996. The Company intends to keep operating expenses under close control.

II.      Assets Under Management

         Assets under management totaled $2.87 billion at June 30, 1997, compared with $2.76 billion on December 31, 1996, and $3.15 billion on June 30, 1996.

         During the second quarter of 1997, new accounts totaled $7 million, net withdrawals out of client accounts totaled $128 million, and performance increased managed assets by $393 million.

         For the six months ended June 30, 1997, new accounts totaled $15 million, net withdrawals out of client accounts totaled $381 million, and performance increased managed assets by $469 million.

         In the twelve months ended June 30, 1997, new accounts totaled $18 million, net withdrawals out of client accounts totaled $1,031 million, and performance added $727 million to managed assets.

III.     Results of Operations

         Quarterly Comparison

         In the second quarter of 1997 operating revenues decreased 16% to $4.5 million, compared with $5.4 million in the same quarter a year ago. Average managed assets totaled $2.75 billion in the 1997 quarter, or 17% less than the $3.32 billion average in the second quarter of 1996, and 1% below the $2.78 billion average in the first quarter of 1997.

         Operating expenses in the second quarter of 1997 decreased 4% to $2.8 million, compared with $2.9 million in the second quarter of 1996, in expectation of reduced 1997 bonus payments to senior executives under the Company's Management Incentive Plan. As a result, operating income declined 31% to $1.7 million (38% margin), compared with $2.5 million (46% margin) in the 1996 quarter. The second quarter of 1996 represented the high point for operating earnings and operating margin during 1996.


         Operating income totaled 26% of pre-tax income in the second quarter of 1997, compared with 66% in the 1996 quarter. Due to a strong equity market, other income totaled $4.9 million in the 1997 quarter, which included $4.4 million in net realized capital gains. Other income totaled $1.3 million for the same period a year ago, reflecting net realized capital gains of $871,000.

         The following table depicts significant variances in selected income statement items for the three months ended June 30, 1997 compared with the same period in 1996. Explanations of the variances follow the table.

                                                 (000's)

                                        Three Months Ended June 30  Percentage
                                             1997       1996            Change
                                           ---------   ------             ---
         A.  Advisory fees                  $4,079     $4,943            -17%
         B.  Employees' compensation         1,825      1,993             -8
         C.  Non-compensation expenses         980        922              6
         D.  Other income, net               4,910      1,282            283
         E.   Income taxes                   3,011      1,611             87

         o The decline in advisory fees is due to the decline in average assets under management previously discussed.

         o The decrease in employees' compensation is the result of expected 1997 bonus payments significantly lower than 1996, based on expected operating results for the year.

         o Non-compensation expenses grew due to one-time increases in various professional fees, partially offset by reduced selling expenses from a slow-down in prospect presentations in the 1997 period.

         o Other income increased due to a 17% increase in net interest and dividends received, and a 408% increase in net realized capital gains as previously discussed.

         o Income taxes increased due to the 76% growth in pre-tax income, and an increase in the effective rate at the State level.

         Six Month Comparison


         For the first six months of 1997 operating revenues decreased 15% to $9.3 million, compared with $10.9 million in the first six months of 1996. Average managed assets totaled $2.79 billion in the 1997 period, or 19% less than the $3.44 billion average in the first six months of 1996.

         Operating expenses in the first six months of 1997 decreased 10% to $5.6 million, compared with $6.2 million in the 1996 six month period, in expectation of sharply lower 1997 bonus payments to senior executives under the Company's Management Incentive Plan. As a result, operating income declined 20% to $3.7 million (40% margin), compared with $4.6 million (43% margin) in the 1996 period.

         Operating income totaled 35% of pre-tax income in the first six months of 1997, compared with 60% in the comparable 1996 period. Due to a strong equity market, other income totaled $7.0 million in the 1997 period, which included $5.0 million in net realized capital gains. Other income totaled $3.1 million for the same period a year ago, reflecting net realized capital gains of $2.3 million.

         The following table depicts significant variances in selected income statement items for the six months ended June 30, 1997 compared with the same period in 1996. Explanations of the variances follow the table.

                                               (000's)
                                          Six Months Ended
                                                June 30
                                         -----------------      Percentage
                                           1997       1996      Change
                                           ----       ----      ------

         A.  Advisory fees                  $8,464   $9,977      -15%

         B.  Employees' compensation         3,699    4,329      -15

         C.  Non-compensation expenses       1,873    1,894       -1

         D.  Other income, net               6,956    3,130      122

         E.   Income taxes                   4,816    3,328       45

         o The decline in advisory fees is due to the decline in average assets under management previously discussed.

         o The decrease in employees' compensation is the result of expected 1997 bonus payments significantly lower than 1996, based on expected operating results for the year.

o Non-compensation expenses declined due to: a 6% reduction in clearing and execution costs from reduced commission revenues; a 21% reduction in selling expenses from a slow-down in prospect presentations in the 1997 period; partially offset by one-time increases in various professional fee expenditures.

         o Other income increased due to an 133% increase in net interest and dividends received (primarily due to a special dividend received from a company whose securities were held in the Firm's investment portfolio), and an 118% increase in net realized capital gains as previously discussed.

         o Income taxes increased due to the 37% growth in pre-tax income, and an increase in the effective rate at the State level.


IV.      Liquidity and Capital Resources

         At June 30, 1997 the Company had cash and cash equivalents totaling $15.9 million, compared with $5.6 million at the end of 1996. Operating activities provided net cash inflows of $2.2 million in the six months ended June 30, 1997, compared with $964,000 in the same period in 1996. This reflects the changing levels of operating income and net income over those periods. Net cash provided by investing activities totaled $8.1 million in the six months ended June 30, 1997, compared with a net use of $20,000 in the similar 1996 period. This reflects the Company's reduced commitment to marketable securities in the 1997 period.

         Investments in marketable securities aggregated $47.4 million at June 30, 1997, compared with $51.4 million at the end of 1996. Shareholders' equity totaled $69.8 million at June 30, 1997, compared with $61.6 million at the end of 1996, primarily due to net income of $5.8 million recorded in the first six months of 1997. The Company has adopted SFAS No. 115, and it resulted in a net unrealized gain of $3.2 million in shareholders' equity at June 30, 1997, compared with $861,000 at the end of 1996. At June 30, 1997, the Company had no liabilities for borrowed money.

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


                           None.

                  Item 3.  Default upon Senior Securities

                           None.

                  Item 4.  Submission of Matters to a Vote of Security Holders

                           None.

                  Item 5.  Other Information.

                           None.

                  Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit
                  Number         Description
                  -------        -----------
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

                                    Atalanta/Sosnoff Capital Corporation

Date:    July 22, 1997              /s/  Robert J. Kobel
                                    -----------------------
                                    Robert J. Kobel
                                    President and Chief Operating Officer

Date:    July 22, 1997              /s/  Anthony G. Miller
                                    ------------------------
                                    Anthony G. Miller

                                    Senior Vice President, Finance and
                                    Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit
         Number            Description                                Page
         -------           -----------                                ----

          2                None
          4                None
         11                Computation of Earnings per Share           19
         15                None
         18                None
         19                None
         20                None
         23                None
         24                None
         25                None
         27                Financial Data Schedule                    20
         28                None