Form 10-Q
period 1997-09-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1997-11-04
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:
September 30, 1997                                Commission File Number: 1-9137

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


              ____________________________________________________
              (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such following requirements for the past 90 days.

Yes X   No __

As of October 31, 1997 there were 9,587,401 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I - Financial Information

         Item 1 - Financial Statements
                  Condensed Consolidated Statements
                  of Financial Condition - September 30, 1997
                  and December 31, 1996                                      3

                  Condensed Consolidated Statements
                  of Income - Three and Nine Months Ended
                  September 30, 1997 and 1996                              4-5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity
                  - Nine Months Ended September 30, 1997                     6

                  Condensed Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 30, 1997 and 1996                              7-8

                  Notes to Condensed Consolidated
                  Financial Statements                                    9-10

                  Special Note Regarding Forward-Looking Statements         11

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial Condition       12-16

Part II - Other Information

          Items 1-6                                                         17

Signatures                                                                  18

Exhibit Index                                                               19

Exhibit 11 - Computation of Earnings Per Share                              20

Exhibit 27 - Financial Data Schedule                                        21

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30,1997 AND DECEMBER 31,1996
                                   (UNAUDITED)

                                                  SEPTEMBER 30,     DECEMBER 31,
                 ASSETS                               1997              1996
                 ------                           ------------      -----------

Cash and cash equivalents                         $ 14,046,253      $ 5,585,953
Accounts receivable                                  3,373,532        3,782,098
Receivable from clearing broker                              -        2,437,821
Investments, at market                              61,879,430       51,362,185
Fixed assets, net                                      785,814          610,231
Exchange memberships, at cost                          402,000          402,000
Other assets                                           275,601          516,038
                                                  ------------      -----------
                 Total assets                     $ 80,762,630      $64,696,326
                                                  ============      ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Liabilities:
   Accounts payable and other liabilities         $  1,228,521      $   647,096
   Accrued compensation payable                        487,326        1,397,099
   Income taxes payable, net                         3,828,481        1,024,210
   Payable to clearing broker                          128,099                -
   Separation costs payable                          1,400,000                -
                                                  ------------      -----------
                 Total liabilities                   7,072,427        3,068,405
                                                  ------------      -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $1.00 per share;
    5,000,000 shares authorized; none issued                 -                -
  Common stock,$.01 par value;30,000,000 shares
    authorized;9,587,401 and 8,812,401 shares
    issued and outstanding respectively                 95,874           88,124
  Additional paid-in capital                        24,648,499       15,646,874
  Retained earnings                                 52,615,300       45,031,750
  Unrealized gains from investments,
    net of deferred tax liabilities of
    $3,555,064 and $574,409 respectively             5,332,155          861,173
  Unearned compensation                             (9,001,625)               -
                                                  ------------      -----------
                 Total shareholders' equity         73,690,203       61,627,921
                                                  ------------      -----------
                 Totals                           $ 80,762,630      $64,696,326
                                                  ============      ===========

Book value per share                                     $7.69            $6.99
                                                  ============      ===========

            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                               ------------------------------
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                    1997            1996
                                               -------------    -------------
  Revenues:
    Advisory fees                               $ 4,442,698      $ 4,650,247
    Commissions and other                           346,733          333,175
                                                -----------      -----------
                   Total revenues                 4,789,431        4,983,422
                                                -----------      -----------
  Costs and expenses:
    Employees' compensation                       1,915,720        2,077,610
    Clearing and execution costs                    109,049          110,274
    Selling expenses                                 97,642           95,429
    General and administrative expenses           1,100,822          685,257
    Separation costs                              1,400,000                -
                                                -----------      -----------
                   Total costs and expenses       4,623,233        2,968,570
                                                -----------      -----------
           Operating income                         166,198        2,014,852
                                                -----------      -----------
  Other income (expense):
    Interest and dividend income                    545,762          513,950
    Interest expense                                (13,386)          (4,545)
    Realized gains from investments, net          2,503,502          930,539
                                                -----------      -----------
           Other income, net                      3,035,878        1,439,944
                                                -----------      -----------
  Income before provision for income taxes        3,202,076        3,454,796
  Provision for income taxes                      1,456,000        1,467,000
                                                -----------      -----------
          Net income                            $ 1,746,076      $ 1,987,796
                                                ===========      ===========
  Earnings per share - primary:
     Net income                                       $0.19            $0.23
                                                ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED
                                               ------------------------------
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                    1997             1996
                                               -------------    -------------
 Revenues:
   Advisory fees                               $ 12,906,814      $ 14,627,659
   Commissions and other                          1,152,027         1,207,851
                                               ------------      ------------
                  Total revenues                 14,058,841        15,835,510
                                               ------------      ------------
 Costs and expenses:
   Employees' compensation                        5,614,766         6,406,592
   Clearing and execution costs                     392,147           411,849
   Selling expenses                                 293,118           344,144
   General and administrative expenses            2,495,532         2,029,093
   Separation costs                               1,400,000
                                               ------------      ------------
                  Total costs and expenses       10,195,563         9,191,678
                                               ------------      ------------
          Operating income                        3,863,278         6,643,832
                                               ------------      ------------
 Other income (expense):
   Interest and dividend income                   2,493,231         1,346,751
   Interest expense                                 (35,727)          (10,391)
   Realized gains from investments, net           7,534,768         3,233,569
                                               ------------      ------------
         Other income, net                        9,992,272         4,569,929
                                               ------------      ------------
 Income before provision for income taxes        13,855,550        11,213,761
 Provision for income taxes                       6,272,000         4,795,000
                                               ------------      ------------
         Net income                            $  7,583,550      $  6,418,761
                                               ============      ============
 Earnings per share - primary:
    Net income                                        $0.85             $0.73
                                               ============      ============

            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                             Additional
                   Common     Paid-in      Retained     Unrealized     Unearned
                   Stock      Capital      Earnings       Gains      Compensation      Total
                  -------   -----------   -----------   ----------   ------------   -----------
Balance,
 December 31,
 1996             $88,124   $15,646,874   $45,031,750   $  861,173             -    $61,627,921

Issuance
 of 775,000
 restricted
 shares             7,750     9,001,625                               (9,001,625)         7,750

Unrealized
 gains from
 investments,
 net of
 deferred taxes                                          4,470,982                    4,470,982

Net income                                  7,583,550                               $ 7,583,550
                  -------   -----------   ------------------------   -----------    -----------
Balance,
 September 30,
 1997             $95,874   $24,648,499   $52,615,300   $5,332,155   ($9,001,625)   $73,690,203
                  =======   ===========   ===========   ==========   ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
 Cash flows from operating activities:
   Net income                                   $  7,583,550     $  6,418,761
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                 109,152           91,186
        Realized gains from investments, net      (7,534,768)      (3,233,569)
   Increase (decrease) from changes in:
     Accounts receivable                             408,566          292,793
     Other assets                                    240,437         (160,242)
     Accounts payable and other liabilities          581,425        1,040,315
     Accrued compensation payable                   (909,773)      (1,877,854)
     Income taxes payable, net                      (176,384)        (140,190)
     Separation costs payable                      1,400,000                -
                                                ------------     ------------
        Net cash provided by operating
         activities                                1,702,205        2,431,200
                                                ------------     ------------
 Cash flows from investing activities:
   Receivable from clearing broker                 2,565,920        6,617,278
   Purchases of fixed assets                        (284,742)        (478,964)
   Purchases of investments                      (57,154,685)     (87,767,162)
   Proceeds from sales of investments             61,623,852       61,285,099
                                                ------------     ------------
        Net cash provided by (used in)
         investing activities                      6,750,345      (20,343,749)
                                                ------------     ------------

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                        1997           1996
                                                    -----------    ------------
Continued from page 7:

Cash flows from financing activities:
 Issuance of restricted shares                            7,750               0
                                                    -----------    ------------
       Net cash provided by financing activities          7,750               0
                                                    -----------    ------------
Net increase in cash
 and cash equivalents                                 8,460,300     (17,912,549)
Cash and cash equivalents, beginning of year          5,585,953      27,890,844
                                                    -----------    ------------
Cash and cash equivalents, end of period            $14,046,253    $  9,978,295
                                                    ===========    ============
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
  Interest                                          $    35,727    $     10,391
                                                    ===========    ============
  Income taxes                                      $ 6,448,384    $  4,935,190
                                                    ===========    ============

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997, and the results of its operations for the three and nine months ended September 30, 1997 and 1996. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1996 Annual Report on Form 10-K, as amended. Information included in the condensed consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K, as amended.

Note 2: Special Charges

     During the third quarter of 1997, special charges totaling $1.9 million were recorded, comprised of $1.4 million in separation costs and $.5 million in various professional fees which are included in general and administrative expenses.

     The separation costs relate to the Company's termination without cause of its former president, Mr. Robert J. Kobel, on August 15, 1997. Such termination is governed by the terms of Mr. Kobel's Employment Agreement, whereby he receives two years compensation at his current base salary level at the time of termination.

     During the quarter, the Company also disclosed (see Form 8-K as filed) that it had abandoned an attempt to take the Company private. Costs associated with this abandoned transaction totaled approximately $500,000, primarily in the form of fees to financial advisors, legal counsel, and accounting firms.

Note 3: 1996 Long Term Incentive Plan ("LTIP")

     As of September 17, 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the LTIP. Mr. Craig B. Steinberg, President, received 600,000 shares and Mr. Anthony G. Miller, Executive Vice President and Chief Operating Officer, received 175,000 shares. Such awards vest over four years. The difference of $9.0 million between the market value of the shares awarded on the date of grant and the purchase price of $.01 per share was recorded as unearned compensation in shareholders' equity and will be amortized over a four-year period commencing with the fourth quarter of 1997.

Note 4: Net Income Per Share

     Primary earnings per share amounts were computed based on 9,043,680 and 8,828,954 weighted average common shares outstanding in the third quarters of 1997 and 1996, respectively, and 8,891,989 and 8,866,440 weighted average common shares outstanding in the first nine months of 1997 and 1996, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

     See Exhibit ll for further details on the computation of net income per share.

Note 5: Provision for Income Taxes

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations
                and Financial Condition

I. General

Total assets were $80.8 million at September 30, 1997, compared with $64.7 million at December 31, 1996, while book value per share totaled $7.69 at September 30, 1997, compared with $6.99 at December 31, 1996.

Cash and cash equivalents were $14.0 million at September 30, 1997, compared with $5.6 million at December 31, 1996. Investments (at market) totaled $61.9 million at September 30, 1997, compared with $51.4 million at the end of 1996. Unrealized gains on investments, net of deferred taxes, totaled $5.3 million at September 30, 1997, compared with $861,000 at December 31, 1996.

Owing to the loss of several sizeable institutional accounts in 1996 and some withdrawals from existing accounts, assets under management at September 30, 1997 totaled $2.88 billion, 1% less than a year ago, and 4% above year-end 1996. Account losses are the result of below market performance for equity accounts in 1996 as well as "style-drift" concerns of consultants, while strong performance over the first nine months of 1997 accounts for the growth since the end of 1996.

Net income totaled $1.7 million ($.19 per share) for the three months ended September 30, 1997, compared with $2.0 million ($.23 per share) for the same period in 1996. Income from money management operations before taxes ("operating income") decreased 92% to $166,000, compared with $2.0 million in the 1996 quarter. Other income increased 111% during the same period.

Net income totaled $7.6 million ($.85 per share) for the nine months ended September 30, 1997, compared with $6.4 million ($.73 per share) for the same period in 1996. Operating income decreased 42% to $3.9 million, compared with $6.6 million in the comparable 1996 period. Other income increased 119% during the same period.

During the 1997 third quarter special charges (classified in both separation costs and general and administrative expenses) totaling $1.9 million ($.11 per share after taxes) were charged to operations due to the termination of the Company's former president ($1.4 million) and the costs incurred by the Company associated with an abandoned effort to take the Company private. Net income before special charges totaled $2.8 million ($.30 per share) in the third quarter of 1997, and $8.6 million, or $.96 per share, for the first nine months of 1997.

Based on the special charges recorded in the third quarter of 1997, and the managed asset level at September 30th, the Company believes that operating income will be lower in 1997 than 1996. The Company intends to keep operating expenses under close control.

II. Assets Under Management

Assets under management totaled $2.88 billion at September 30, 1997, compared with $2.76 billion on December 31, 1996, and $2.91 billion on September 30, 1996.

During the third quarter of 1997, new accounts totaled $1 million, net withdrawals out of client accounts totaled $203 million, and performance increased managed assets by $217 million.

For the nine months ended September 30, 1997, new accounts totaled $16 million, net withdrawals out of client accounts totaled $584 million, and performance increased managed assets by $686 million.

In the twelve months ended September 30, 1997, new accounts totaled $17 million, net withdrawals out of client accounts totaled $873 million, and performance added $832 million to managed assets.

III. Results of Operations

Quarterly Comparison

In the third quarter of 1997 operating revenues decreased 4% to $4.8 million, compared with $5.0 million in the same quarter a year ago. However, operating revenues increased 7% compared with the second quarter of 1997, representing the first sequential increase since the first quarter of 1996. Average managed assets totaled $2.88 billion in the 1997 third quarter, or 6% less than the $3.05 billion average in the third quarter of 1996, and 5% above the $2.75 billion average in the second quarter of 1997.

Operating expenses in the third quarter of 1997 increased 56% to $4.6 million, compared with $3.0 million in the third quarter of 1996. Before special charges of $1.9 million, operating expenses declined 8% compared with the 1996 third quarter, in expectation of reduced 1997 bonus payments to senior executives under the Company's Management Incentive Plan. As a result, operating income before special charges increased 2% to $2.1 million (43% margin), compared with $2.0 million (40% margin) in the 1996 quarter. After special charges, operating income decreased 92%.

Operating income totaled 5% of pre-tax income in the third quarter of 1997, compared with 58% in the 1996 quarter. Due to a strong equity market, other income totaled $3.0 million in the 1997 quarter, which included $2.5 million in net realized capital gains. Other income totaled $1.4 million for the same period a year ago, reflecting net realized capital gains of $931,000.

The following table depicts significant variances in selected income statement items for the three months ended September 30, 1997 compared with the same period in 1996. Explanations of the variances follow the table.

                                                 (000's)
                                               Three Months
                                              Ended Sept. 30
                                            -----------------   Percentage
                                             1997       1996      Change
                                            ------     ------   ----------
           A. Advisory fees                 $4,443     $4,650        -4%
           B. Employees' compensation        1,916      2,078        -8
           C. Non-compensation expenses      2,707        891       204
           D. Other income, net              3,036      1,440       111

o The decline in advisory fees is due to the decline in average assets under management previously discussed.

o The decrease in employees' compensation is the result of expected 1997 bonus payments lower than 1996, based on expected operating results for the year.

o Non-compensation expenses grew significantly during the quarter due to $1.9 million of one-time special charges recorded. These changes include $1.4 million in separation costs due to the termination without cause of the Company's former president. Additionally, these charges include the costs incurred by the Company associated with an abandoned effort to take the Company private which totaled approximately $500,000, in the form of various professional fees charged to general and administrative expenses. Excluding these special charges, non-compensation expenses declined 9% to total $815,000 in the 1997 quarter.

o Other income increased due to a 5% increase in net interest and dividends received, and an 169% increase in net realized capital gains as previously discussed.

Nine Month Comparison

For the first nine months of 1997 operating revenues decreased 11% to $14.1 million, compared with $15.8 million in the first nine months of 1996. Average managed assets totaled $2.82 billion in the 1997 period, or 15% less than the $3.31 billion average in the first nine months of 1996.

Operating expenses in the first nine months of 1997 increased 11% to $10.2 million, compared with $9.2 million in the 1996 nine month period. Before special charges of $1.9 million, operating expenses declined 10% compared with the 1996 nine month period, in expectation of sharply lower 1997 bonus payments to senior executives under the Company's Management Incentive Plan. As a result, operating income before special charges declined 13% to $5.8 million (41% margin), compared with $6.6 million (42% margin) in the 1996 period. After special charges, operating income declined 42% in the 1997 period.

Operating income totaled 28% of pre-tax income in the first nine months of 1997, compared with 59% in the comparable 1996 period. Due to a strong equity market, other income totaled $10.0 million in the 1997 period, which included $7.5 million in net realized capital gains. Other income totaled $4.6 million for the same period a year ago, reflecting net realized capital gains of $3.2 million.

The following table depicts significant variances in selected income statement items for the nine months ended September 30, 1997 compared with the same period in 1996. Explanations of the variances follow the table.

                                                 (000's)
                                               Nine Months
                                              Ended Sept. 30
                                           -------------------  Percentage
                                             1997       1996      Change
                                           -------     -------  ----------
          A. Advisory fees                 $12,907     $14,628     -12%
          B. Employees' compensation         5,615       6,407     -12
          C. Non-compensation expenses       4,581       2,785      64
          D. Other income, net               9,992       4,570     119
          E. Income taxes                    6,272       4,795      31

o The decline in advisory fees is due to the decline in average assets under management previously discussed.

o The decrease in employees' compensation is the result of expected 1997 bonus payments significantly lower than 1996, based on expected operating results for the year.

o Non-compensation expenses grew in the 1997 period due to the $1.9 million in special charges previously discussed. Excluding these special charges, operating expenses declined 3% to total $2.7 million in the 1997 nine month period.

o Other income increased due to an 84% increase in net interest and dividends received in 1997 (primarily due to a special dividend received from a company whose securities were held in the Firm's investment portfolio), and an 133% increase in net realized capital gains as previously discussed.

o Income taxes increased due to the 24% growth in pre-tax income, and an increase in the effective rate at the State level.

IV. Liquidity and Capital Resources

At September 30, 1997 the Company had cash and cash equivalents totaling $14.0 million, compared with $5.6 million at the end of 1996. Operating activities provided net cash inflows of $1.7 million in the nine months ended September 30, 1997, compared with $2.4 million in the same period in 1996. This reflects the changing levels of operating income and net income over those periods. Net cash provided by investing activities totaled $6.8 million in the nine months ended September 30, 1997, compared with a net use of $20.3 million in the similar 1996 period. This reflects the Company's net sales of marketable securities in the 1997 period compared with net purchases in the 1996 period.

Investments in marketable securities aggregated $61.9 million at September 30, 1997, compared with $51.4 million at the end of 1996. Shareholders' equity totaled $73.7 million at September 30, 1997, compared with $61.6 million at the end of 1996, primarily due to net income of $7.6 million recorded in the first nine months of 1997. The Company has adopted SFAS No. 115, and it resulted in a net unrealized gain of $5.3 million in shareholders' equity at September 30, 1997, compared with $861,000 at the end of 1996. At September 30, 1997, the Company had no liabilities for borrowed money.

As of September 17, 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the LTIP. Mr. Craig B. Steinberg, President, received 600,000 shares and Mr. Anthony G. Miller, Executive Vice President and Chief Operating Officer, received 175,000 shares. Such awards vest over four years. The difference of $9.0 million between the market value of the shares awarded on the date of grant and the purchase price of $.01 per share was recorded as unearned compensation in shareholders' equity and will be amortized over a four-year period commencing with the fourth quarter of 1997.

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

     Reports on Form 8-K: The Company filed a Form 8-K on August 18, 1997 relating to the termination without cause of its former president and the abandoned attempt to take the Company private.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Atalanta/Sosnoff Capital Corporation

Date: October 31, 1997                 /s/ Martin T. Sosnoff
                                       Martin T. Sosnoff
                                       Chairman and Chief Executive Officer

Date: October 31, 1997                 /s/ Anthony G. Miller
                                       Anthony G. Miller
                                       Executive Vice President, Chief Operating
                                       Officer and Chief Financial Officer

                                  EXHIBIT INDEX

               Exhibit
               Number    Description                         Page
               -------   -----------                         ----
                 2       None
                 4       None
                11       Computation of Earnings per Share    20
                15       None
                18       None
                19       None
                20       None
                23       None
                24       None
                25       None
                27       Financial Data Schedule              21
                28       None