Form 10-K405
period 1997-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1998-03-27
CIK 792449

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 1997
                              -----------------
                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from --------- to ----------

Commission File Number 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3339071
-----------------------------                      --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

101 Park Avenue, New York, New York                    10178
----------------------------------------               ------
(Address of principal executive officers)            (zip code)

(Registrant's telephone number, including area code)     (212) 867-5000
                                                         --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
       Title of Each Class                             Which Registered

Common Stock, par value $.01 per share              New York Stock Exchange
--------------------------------------              -----------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                     NONE
                               ----------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X              NO
                       ----               ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of common stock *
outstanding at March 20, 1998:  9,587,401

* (voting; only class outstanding)

Aggregate market value of voting and
non-voting common equity held by non-
affiliates, as of March 20, 1998:  $12,835,701


Documents incorporated by reference: Proxy Statement for the 1998 Annual Meeting of Stockholders (incorporated in part in Form 10-K, Part III)

Exhibit Index is located on page 25.

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following general economic and business conditions: the loss of, or the failure to replace, any significant clients; changes in the relative investment performance of client or firm accounts and changes in the financial marketplace, particularly in the securities markets. These forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     The largest single client generated approximately 3.8% of the Company's total revenues for the year ended December 31, 1997. The Company's ten largest clients, as of December 31, 1997, accounted for approximately 23% of total revenues for the year then ended.

     Assets under management decreased 3%, from $2.76 billion at December 31, 1996 to $2.68 billion at December 31, 1997. This decline is primarily the result of net cash outflows in client accounts totaling $707 million in 1997, partially offset by strong absolute performance results. See "Institutional Clients" on page 4 for further discussion. For a discussion of this development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Summary and Assets under Management."

     The following table depicts assets under management at the last three yearends by type of client:

                                                 ($ millions)
                                         1997          1996          1995
                                        ------        ------        ------
     Institutional                      $2,355        $2,421        $3,277

     Individual and smaller
      institutional                        255           292           285

     Partnerships                           72            50            49
                                        ------        ------        ------

     Totals                             $2,682        $2,763        $3,611
                                        ======        ======        ======

     Institutional Clients. Capital manages accounts of institutional clients with assets under management of approximately $2.36 billion as of December 31, 1997, compared with $2.42 billion at the end of 1996, and $3.28 billion at the end of 1995. Investment performance for equity clients improved in 1997 compared with 1996, but was still somewhat below the performance of relevant benchmarks. Underperformance and style - drift concerns on the part of consultants that our investment management style does not clearly fall within recognized industry categories caused some large institutional clients to close their accounts in both 1996 and 1997, while others took cash away. The following table shows the types of institutional clients whose assets are managed by Capital and, for each type, the assets under management as of December 31, 1997:

                                Number                    Dollars in
Type of Account            of Relationships   % of Total   Millions   % of Total
---------------            ----------------   ----------   --------   ----------

Corporate employee
benefit plans                      15            24%      $  507          22%

Not-for-profit
organizations                      21            34          310          13

Jointly-trusteed
collective bargaining
employee plans                      8            13          634          27

Governmental employee
benefit plans                      10            16          695          29

Other                               8            13          209           9
                               ------        ------       ------      ------

  Total                            62           100%      $2,355         100%
                               ======        ======       ======      ======


     Individual and Smaller Institutional Clients. Since 1984, Management has managed assets of individual and smaller institutional accounts. Assets under management in the individual and smaller account business decreased 13% during

1997, from $292 million at December 31, 1996 to $255 million at December 31, 1997. Approximately $105 million represents assets of taxable accounts; the remaining $150 million represents assets of non-taxable accounts.

     The foregoing analysis excludes the accounts serviced by an officer of Management, Mr. William M. Knobler, who manages the excluded accounts directly. The officer servicing the excluded accounts receives substantially all the net revenue therefrom, pursuant to an arrangement with Management. Approximately $101 million in client assets were subject to this arrangement at December 31, 1997.

Company-Sponsored Investment Partnerships. Capital is the general partner of three investment limited partnerships and the investment manager of an offshore investment fund, all with different investment objectives and client profiles, with total aggregate assets of $72 million at December 31, 1997. Capital receives a basic management fee from each entity at an annual rate of 1% of total assets. The agreements contain various provisions regarding the bearing of expenses by each of the entities. The third partnership and the offshore fund were formed in 1997 and are charged by Capital a 20% incentive fee of net profits earned.

Investment Management and Research

     The Company currently manages over $2.6 billion in equity, balanced and fixed income accounts for corporations, public funds, Taft-Hartley clients, foundations, charitable organizations and individuals. Institutional clients are the source of 90% of total managed assets. The Company's subsidiaries have been registered as investment advisors since 1982 (Capital) and 1984 (Management). The Company's investment philosophy seeks to identify companies that are entering into a cycle of accelerating earnings momentum. Clients retain the Company primarily as a domestic equity manager to invest in mid to large capitalization stocks.

     The Company's equity methodology focuses on two levels: thematics and stock selection. Through its Investment Policy Committee, composed of Martin T. Sosnoff, Craig B. Steinberg and Paul P. Tanico, the Company seeks to identify change at the margin. Major themes unfold during economic cycles, geopolitical realignments and changes in government regulation and Federal Reserve Board policy emphasis. The process seeks to identify and overweight "event-driven" companies with benevolent product profile cycles and accelerating earnings. The Company believes that the vision and motivation of management are common critical variables in outperformance. The Company's methodology is biased toward management with meaningful equity participation.

     The three members of the Investment Policy Committee have a total of 66 years of investment experience. The two principals, Martin T. Sosnoff and Craig
B. Steinberg, have worked together in the investment arena for more than 12 years. The continuity of the team and its years of experience are critical elements in the success of the Company. The portfolio managers are all experienced research analysts. Portfolio decisions are implemented on behalf of all the Company's clients, subject to individual client guidelines, restrictions and cash flows.

     In August, 1997 the Company terminated without cause the employment of its former President, Mr. Robert J. Kobel. Mr. Kobel was a principal in the firm and also a member of the Investment Policy Committee. In September, 1997, Mr. Paul
P. Tanico rejoined the Company as Executive Vice President, Portfolio Manager, and a member of the Investment Policy Committee. Mr. Tanico has worked for the Company for a total of five years, the last time being in 1991.

     The Company's Investment Policy Committee, headed by Mr. Sosnoff as Chief Investment Officer, is responsible for managing the portfolios of the Company's clients. All members of the Committee participate in the management of all accounts, except the accounts managed directly by Mr. Knobler.

When requested, Mr. Knobler participates in the Investment Policy Committee process on an ad hoc basis. Each client portfolio is comprised of securities selected by the Committee, subject to risk tolerances, concentration limits, leverage policies and other restrictions determined by each client with, in certain cases, the assistance of the Company.

     The Company believes that, in addition to performance, client service is paramount in the money management business. Portfolio managers are particularly attuned to the needs of the Company's clients. The Company believes that its consistent investment style since inception and continued emphasis on frequent communication with clients distinguishes it from other managers.

     The Company's mission is to maintain a top quartile performance ranking year over year, cycle over cycle and decade over decade. However, due to performance results for clients significantly below relevant benchmarks over the last two years, the Company's current peer group rankings are very low for time periods up to and including the last three years.

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

     Net withdrawals from client accounts totaled $624 million in 1997, compared with net withdrawals of $1,166 million in 1996 and net withdrawals of $51 million in 1995. The Company believes that the 1997 and 1996 net withdrawals are primarily the result of performance concerns.


     Individual and Smaller Institutional Account Marketing. Individual and smaller institutional client portfolios are managed on the same basis as the management of the accounts of institutional clients. Account service representatives assist new clients in determining appropriate risk tolerances, concentration limits, leverage policies and other restrictions, and provide ongoing account servicing to existing clients. Net withdrawals from client accounts totaled $93 million in 1997, compared with net withdrawals of $26 million in 1996 and net withdrawals of $34 million in 1995.

     The Company began to focus some of its marketing efforts in 1993 on the managed account ("Wrap") programs offered by certain large financial services firms. As of December 31, 1997, $57 million was under management from such programs compared with $92 million at the end of 1996. The Company believes this reduction is due to performance concerns over the last two years. The Company believes this business represents an efficient means to gather assets, and is optimistic about its future growth, subject to performance considerations.

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

     The Company's performance results since inception rank above the median among peer group money managers. However, due to the recent underperformance in client accounts previously discussed, the Company's current peer group rankings are very low for periods up to and including the last three years. The Company believes that the most important factors affecting its capacity to compete for new business will be a return to sustained top quartile investment performance results, perceived quality and productivity of investment professionals, as well as a continued commitment to a strong marketing effort and an exemplary level of client service.

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

Brokerage

     Many of the Company's clients use Management as broker for their account transactions, to the extent consistent with the client's best interests and as permitted by applicable law. As of December 31, 1997, 40% of Capital's institutional clients, accounting for approximately $700 million (28%) in assets under management, have consented to the use of Management as broker. The use of Management as broker is an integral part of the services offered to substantially all of Management's individual and smaller institutional account clients (except for those accounts obtained through Wrap programs). Management also provides brokerage services to its officers and employees.

     Management clears and carries all accounts on a fully-disclosed basis through Bear, Stearns Securities Corp. ("Bear Stearns"). Under these arrangements, Bear Stearns performs administrative functions, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bear Stearns also extends margin credit to Management's brokerage customers.

     As a member firm of both the New York Stock Exchange, Inc. ("NYSE") and the Chicago Board Options Exchange, Inc. ("CBOE"), Management owns a seat on each Exchange. These seats are leased at market rates to others, and lease rentals for 1997 totaled $233,000.

Employees

     At December 31, 1997, the Company employed 40 persons on a full-time basis, comprised of 3 senior executives, 6 research, 5 sales, 10 client service, 9 operations, accounting and systems, 2 trading and 5 administrative or secretarial positions. The Company considers its employee relations to be good.

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

     The Company's investment advisory agreements with its clients provide that they may not be assigned without the consent of the client. "Assignment" is defined in the Investment Advisers Act of 1940 to include the direct or indirect transfer or hypothecation of a controlling block of the Company's voting securities. Martin T. Sosnoff, Chairman of the Board of the Company, owns 73.2% of the NYSE listed company, Atalanta/Sosnoff Capital Corporation (the "Holding Company"), which directly or indirectly owns Capital and Management, both of which are registered investment advisors. Accordingly, the voluntary transfer (by sale, merger or other disposition) or involuntary transfer (by death or disability) by him of a controlling block of the Holding Company's securities would result in such an "assignment" requiring client consent. Although no assurance can be given in these circumstances, the Company believes it would be able to retain its existing client base. The Company's Certificate of Incorporation contains provisions intended to preclude the possibility that the accumulation by third parties of a substantial position in the Company's Common Stock would be deemed an "assignment" of the Company's advisory agreements.

     Many of the Company's clients are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). The accounts of these clients are subject to a number of ERISA provisions governing, among other things, fiduciary obligations and permissible investments and investment methods.

     As a member firm of the NYSE, Management is required under the rules of the NYSE to maintain minimum net capital at all times equal to at least $250,000. In addition, Management's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and equity capital may not be withdrawn, or dividends paid, from

Management if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. Management's minimum net capital requirement as of December 31, 1997 was $250,000; it had net capital at such date of $8.9 million, and a ratio of aggregate indebtedness to net capital of 0.07 to 1.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

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

                              1997                   1996                 1995
Quarter Ended          High          Low       High        Low       High       Low
-------------          ----          ---       ----        ---       ----       ---
March 31               $8.88        $8.25     $13.88      $9.00      $7.25     $5.63
June 30                11.38         8.75      10.50       9.38       7.50      6.63
September 30           13.13        11.13      10.00       7.50       8.25      6.50
December 31            12.06        11.38       9.63       8.00      14.88      7.75
Special Dividends
     Declared                 $.20                   $.15                 $.15


     The approximate number of record holders of common stock was 65 on December 31, 1997.


     The Company's Board of Directors will periodically review the Company's earnings, liquidity and anticipated cash needs and, subject to these considerations, it may consider the payment of dividends in the future.

     For information with respect to stock awards made during 1997, see "Executive Compensation" and "Stock Option and Long Term Incentive Plans" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, incorporated by reference in Item 11 of Part III of this Annual Report on Form 10-K. Shares of common stock awarded under the Long Term Incentive Plan were issued to senior executives of the Company without registration under the Securities Act of 1933 in reliance on the exemption therefrom in Section 4(2) thereof for transactions not involving a public offering.

Item 6. Selected Financial Data

                                                  SELECTED FINANCIAL DATA
                                                     FIVE YEAR REVIEW

(dollars and shares in thousands,
except per share amounts)                             1997           1996            1995            1994            1993
                                                      ----           ----            ----            ----            ----
Summary of Operations:
Net income                                          $ 9,849         $ 8,802         $10,048         $ 5,775         $ 8,239
         Per share - diluted                        $  1.08         $  1.00         $  1.14         $   .65         $   .91
                   - basic                          $  1.09         $  1.00         $  1.14         $   .65         $   .91

Operating revenues                                  $18,829         $20,759         $20,049         $17,433         $16,107
Operating expenses                                  $13,707         $12,022         $12,381         $11,583         $11,618
Operating income                                    $ 5,123         $ 8,737         $ 7,668         $ 5,850         $ 4,490
Operating margin                                         27%             42%             38%             34%             28%

Per employee:
         Operating revenues                         $   471         $   472         $   477         $   371         $   393
         Operating expenses                         $   343         $   273         $   295         $   247         $   283
         Operating income                           $   128         $   199         $   183         $   124         $   110

Net interest and dividend income                    $ 2,997         $ 1,843         $ 1,881         $ 1,330         $   980
Net realized and unrealized
         gains from investments                     $ 9,854         $ 4,783         $ 7,985         $ 3,391         $ 7,918

Return on average assets                                 14%             14%             19%             13%             20%
Return on average equity                                 15%             15%             20%             13%             21%

Yearend Position:

Total assets                                        $75,413         $64,696         $58,497         $47,329         $44,198
Shareholders' equity                                $70,556         $61,628         $54,517         $44,340         $42,523
Book value per share                                $  7.36         $  6.99         $  6.19         $  5.03         $  4.75
Cash dividends declared per share                   $   .20         $   .15         $   .15         $   .15         $  --
Common stock, shares outstanding                      9,587           8,812           8,812           8,812           8,949

Number of employees                                      40              44              42              47              41

Assets under management (millions)                  $ 2,682         $ 2,763         $ 3,611         $ 2,754         $ 2,649

Average assets under management
(millions)                                          $ 2,804         $ 3,219         $ 3,267         $ 2,703         $ 2,339

Percentage of average assets:
         Operating revenues                             .67%            .64%            .61%            .65%            .69%
         Operating expenses                             .49%            .37%            .38%            .43%            .50%
         Operating income                               .18%            .27%            .23%            .22%            .19%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

     Investment performance, over 27% for equity clients, was strong on an absolute basis and much improved over 1996, but trailed the S&P 500 in 1997. Our peer group ranking improved from the 90th percentile in 1996 to above median in 1997. Underperformance concerns led to net client outflows of $707 million in 1997. However, managed assets declined by only 3% in 1997 due to the strong performance results, while average managed assets declined by 13% in 1997. Income before taxes grew 12% in 1997, based on a significant increase in other income, partially offset by weaker operating results. Atalanta's net other income increased to $12.9 million from $6.6 million in 1996.

     Earnings per share totaled $1.08 in 1997, compared with $1.00 in 1996 and $1.14 in 1995 (all earnings per share amounts represent diluted earnings per share). Net income was $9.8 million in 1997, compared with $8.8 million in 1996 and $10.0 million in 1995. Operating income was $5.1 million in 1997, compared with $8.7 million in 1996 and $7.7 million in 1995, owing to growth in managed assets prior to 1996 and the subsequent decline. The operating margin was 27% in 1997, compared with 42% in 1996 and 38% in 1995. Operating income per employee and as a percentage of average managed assets totaled $128,000 and .18%, respectively, in 1997, compared with $199,000 and .27% in 1996, and $183,000 and
 .23% in 1995.

     During 1997, special charges (classified in both separation costs and general and administrative expenses) totaling $1.9 million ($.12 per share after taxes) were debited to operations owing to the termination without cause of the

Company's former president ($1.4 million) and the costs incurred by the Company associated with an abandoned effort to take the Company private. Net income before special charges totaled $10.9 million, or $1.20 per share, in 1997. Excluding special charges, operating income totaled $7.0 million (37% margin) in 1997, or a 20% decline from 1996.

     Assets under management declined $81 million (3%) in 1997 to $2.68 billion at year end. Average assets under management totaled $2.80 billion in 1997, compared with $3.22 billion in 1996, and $3.27 billion in 1995.

     Operating revenues totaled $18.8 million in 1997, compared with $20.8 million in 1996 and $20.0 million in 1995, reflecting changing levels of managed assets over those periods. Operating expenses totaled $13.7 million in 1997, compared with $12.0 million in 1996 and $12.4 million in 1995. The 1997 expense increase reflects $1.9 million in special charges. Before special charges, operating expenses declined 2% to total $11.8 million in 1997.

     Cash, cash equivalents and marketable securities totaled $67 million at December 31, 1997, compared with $56 million a year ago. Book value per share was $7.36 at December 31, 1997, compared with $6.99 at the end of 1996.

Assets Under Management

     Managed assets totaled $2.68 billion at the end of 1997, compared with $2.76 billion at the end of 1996 and $3.61 billion at the end of 1995. Managed assets aggregated 244 client relationships at the end of 1997, compared with 350 relationships a year ago and 376 relationships at yearend 1995. The 1997 decline in relationships is primarily due to the loss of accounts in two "wrap" programs the Company participates in.

     The $81 million net decrease in managed assets during 1997 is comprised of $19 million in new client accounts and $626 million in positive performance results, reduced by (i) $414 million in closed client accounts; and (ii) $312 million in net withdrawals from existing accounts. The closed accounts are primarily the result of performance concerns.

     In the two years ended December 31, 1997, managed assets decreased by $929 million, comprised of new accounts of $123 million and $974 million in positive performance results, reduced by (i) $1,554 million in closed client accounts; and (ii) $472 million in net withdrawals from existing accounts.

     The Company has posted weak relative investment performance results over the last two years and its marketing efforts are not expected to meet with significant success until performance tracks the relevant benchmarks over an extended period. Based on the managed asset level at the end of 1997, operating revenues are expected to be lower in 1998 than 1997.

     In February, 1998 the Company was informed that its second largest account ($277 million - 10.3% of managed assets at December 31, 1997) would be terminating the Company's services by June, 1998. This account generated 3.8% of the Company's operating revenues in 1997.

Earnings

     Operating revenues declined 9% in 1997 to $18.8 million, compared with $20.8 million in 1996 and $20.0 million in 1995. Average assets under management declined 13% in 1997, and 1% in 1996.

     In 1997 operating revenues were .67% of average managed assets, compared with .64% in 1996 and .61% in 1995. This reflects the growth in managed assets through 1995, and the subsequent decline offset by an increase in the weighted advisory fee yield because the accounts lost over the last two years were generally larger accounts with lower fee structures.

     Advisory fees, which are earned based on the value of assets under management, are the Company'sprimary source of operating revenues. Advisory fees decreased 10% to $17.3 million in 1997, compared with $19.2 million in 1996 and $18.3 million in 1995. Advisory fees were 92% of operating revenues in both 1997 and 1996, compared with 91% in 1995.

     Transaction fees (commissions) earned by Management are the primary source of the Company's other operating revenues. They are derived from Management's individual and smaller institutional accounts, investment partnerships and specific institutional accounts that have given Management the authority to execute trades. Commissions decreased 6% to $1.16 million in 1997, compared with $1.23 million in 1996 and $1.34 million in 1995. The 1997 decline reflects the decrease in managed assets during 1997.

     Reported operating expenses increased 14% to $13.7 million in 1997, compared with $12.0 million in 1996 and $12.4 million in 1995. Excluding special charges and non-cash compensation charges, operating expenses declined 6% compared with 1996. Adjusted operating expenses were 60% of operating revenues and .40% of average managed assets in 1997, compared with 58% and .37% in 1996, and 62% and .38% in 1995, reflecting cost containment and changing asset levels.

     Compensation expense decreased 3% to $8.1 million in 1997, compared with $8.3 million in 1996 and $8.8 million in 1995. Compensation was 43% of operating revenues and .29% of average managed assets in 1997, compared with 40% and .26% in 1996, and 44% and .27% in 1995. The 1997 decline is primarily the result of no bonus payments to senior executives under the Company's Management Incentive Plan based on 1997's decline in managed assets and operating earnings, partially offset by $563,000 in non-cash compensation charges recorded in 1997 as the result of the issuance of 775,000 shares of restricted stock in September, 1997. Such restricted stock awards vest over four years, and the difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and will be amortized over a four-year period commencing with the fourth quarter of 1997.


     The Company has a Management Incentive Plan ("MIP") which covers bonus payments to certain executives. Under the MIP, the payment of bonuses to these executives is based on the annual growth in operating income, after adjusting for non-cash compensation charges. In 1997, participating executives were awarded no bonuses under the MIP, compared with $860,000 awarded in 1996, and $1.82 million awarded in 1995.

     Excluding MIP charges and non-cash charges, compensation expense increased $71,000 (1%) from a year ago, reflecting salary and bonus increases to the general staff.

     Reported non-compensation expenses rose by 51% to $5.6 million in 1997, compared with $3.7 million in 1996 and $3.6 million in 1995. This increase is the result of the $1.9 million in special charges recorded in 1997. Excluding special charges, non-compensation expenses were flat at $3.7 million in both 1997 and 1996. These expenses are primarily fixed in nature and, as a result, they are not directly related to changes in managed asset levels. Adjusted non-compensation expenses totaled 20% of operating revenues and .13% of average managed assets in 1997, compared with 18% and .12% in 1996, and 18% and .11% in 1995.

     Other income, which comprises interest, dividends, and realized gains/losses from sales of marketable securities, totaled $12.9 million in 1997, compared with $6.6 million in 1996 and $9.9 million in 1995. Net interest and dividend income was $3.0 million in 1997, compared with $1.8 million in 1996 and $1.9 million in 1995, primarily due to a special dividend received in 1997 from a company whose securities were held in the Company's investment portfolio. Net gains from investments totaled $9.9 million in 1997, compared with $4.8 million in 1996 and $8.0 million in 1995, reflecting the varying strength of the domestic financial markets in those years.

Liquidity and Capital Resources

     At December 31, 1997 the Company had cash and cash equivalents totaling $3.8 million, compared with $5.6 million at the end of 1996. Operating activities provided net cash inflows of $2.4 million in 1997, compared with $3.7 million in the same period in 1996. This reflects the changing levels of operating income and net income over those periods. Net cash used in investing activities totaled $2.3 million in 1997, compared with a net use of $24.6 million in 1996. This reflects the Company's increased investment in marketable securities during 1996, and subsequent small net purchases in 1997.

     Investments in marketable securities aggregated $63.0 million at December 31, 1997, compared with $50.8 million at the end of 1996. Shareholders' equity totaled $70.6 million at December 31, 1997, compared with $61.6 million at the end of 1996, primarily due to net income of $9.8 million recorded in 1997. The Company has adopted SFAS No. 115, and it resulted in a net unrealized gain of $1.3 million in shareholders' equity at December 31, 1997, compared with

$861,000 at the end of 1996. At December 31, 1997, the Company had no liabilities for borrowed money.

     As of September 17, 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the Long Term Incentive Plan ("LTIP"). Mr. Craig B. Steinberg, President, received 600,000 shares and Mr. Anthony G. Miller, Executive Vice President and Chief Operating Officer, received 175,000 shares. Such awards vest over four years. The difference of $9.0 million between the market value ($11.625 per share) of the shares awarded on the date of grant and the purchase price of $.01 per share was recorded as unearned compensation in shareholders' equity and will be amortized over a four-year period commencing with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually).

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

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     (a) Directors -

     Information concerning directors of the Company is contained under the caption "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

     (b) Executive Officers of the Registrant -

MARTIN T. SOSNOFF*, 66, was a founder of the Company and has been Chairman of the Board, Chief Executive Officer and Chief Investment Officer of the Company and its subsidiaries since their inceptions. He was a co-founder of Atalanta Capital Corporation (investment management) and served as its Chairman and Chief Executive Officer until 1983.

CRAIG B. STEINBERG**, 36, has been President, Director of Research, and held other offices, with the Company and its subsidiaries since 1985. Mr. Steinberg is a Portfolio Manager, and he was a securities analyst at Prudential Equity Management from 1983 to 1985.

ANTHONY G. MILLER, 39, has been Executive Vice President, Chief Operating
   Officer, Chief Financial Officer, and Secretary, and held other offices, with the Company and its subsidiaries since 1986. From 1983 to 1986 he was Manager, Foreign Exchange and Money Market Operations, and held other positions, with the Royal Bank of Canada and, from 1980 to 1983 was a Senior Accountant, and held other positions, with Arthur Andersen & Co.

PAUL P. TANICO, 42, has been Executive Vice President, Portfolio Manager with
   Capital and Management since 1997. Previously, Mr. Tanico was a Portfolio Manager at Atalanta/Sosnoff from 1983 to 1987, and in 1991. Mr. Tanico began his investment career with David J. Greene in 1981, and in 1992 was one of the original partners at Omega Advisors. Since 1994, he has served as Managing Partner of Castlerock Partners. From 1987 through 1990 Mr. Tanico was a Portfolio Manager with Neuberger & Berman.

WILLIAM M. KNOBLER, 64, has been Senior Vice President of Management since 1985.
   Mr. Knobler is a Portfolio Manager, and he was a securities analyst and voting shareholder of Sanford C. Bernstein & Co. from 1979 to 1985.

HENRY E. PARKER, 70, has been Senior Vice President of Capital since 1986. Mr.
   Parker was responsible for Public Fund Marketing, and he was Treasurer of the State of Connecticut from 1975 to 1986. Mr. Parker retired from Atalanta/Sosnoff on January 1, 1998.

JAMES D. STAUB, 65, has been Senior Vice President, and held other offices, with Capital and Management since 1984. Mr. Staub is responsible for West Coast Marketing, and he was a corporate officer of Alexander & Baldwin, Inc. from 1961 to 1984.

JOHN P. O'BRIEN, 59, has been Vice President, and held other offices, with the Company and its subsidiaries since their inceptions. Mr. O'Brien serves as the Controller for the Company and its subsidiaries.

     Officers of the Registrant are elected at the meeting of the Board of Directors held each year immediately after the Annual Meeting of Stockholders and serve for the ensuing year and until their successors are elected and qualified.

----------
* Also a director and member of the Executive, Compensation and Stock Option Committees.

**   Also a director and member of the Executive Committee.

Item 11. Executive Compensation.

     Information concerning executive compensation is contained under the captions "Election of Directors", "Executive Compensation", "Stock Option and Long Term Incentive Plans", "Profit-Sharing Plan" and "Management Incentive Plan" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Beneficial Ownership of the Company's Securities.

     Information concerning security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Securities of the Company" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information concerning certain relationships and related transactions is contained under the caption "Agreements and Transactions with Directors and Executive Officers" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. FINANCIAL STATEMENTS
     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

     2. FINANCIAL STATEMENT SCHEDULES
     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

(b)  None.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

              CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31, 1997 AND 1996
              TOGETHER WITH AUDITORS' REPORT

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----


I.   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION:
       Financial Statements

          Report of Independent Public Accountants                           F-2

          Consolidated Statements of Financial Condition - December 31,
            1997 and 1996                                                    F-3

          Consolidated Statements of Income for the Years Ended
            December 31, 1997, 1996 and 1995                                 F-4

          Consolidated Statements of Changes in Shareholders' Equity
            for the Years Ended December 31, 997, 1996 and 1995              F-5

          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1997, 1996 and 1995                                 F-6

          Notes to Consolidated Financial Statements                 F-7 to F-15

       Supplementary Financial Information

          Selected Quarterly Financial Data (Unaudited)                     F-16

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is given in the consolidated financial statements or the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Atalanta/Sosnoff Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of Atalanta/Sosnoff Capital Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atalanta/Sosnoff Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

New York, New York
February 10, 1998

             ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          DECEMBER 31, 1997 AND 1996

                                     ASSETS                                           1997               1996
                                                                                ---------------     ---------------
Assets:
    Cash and cash equivalents                                                   $     3,805,243     $     5,585,953
    Accounts receivable                                                               3,355,399           3,782,098
    Receivable from clearing broker                                                   1,323,473           2,437,821
    Investments, at market                                                           63,039,613          50,789,141
    Investments in limited partnerships                                               1,928,454             573,044
    Fixed assets, net of accumulated depreciation and amortization of
       $238,279 and $88,094, respectively                                               789,361             610,231
    Exchange memberships, at cost (market value
       $2,475,000 and $1,830,000, respectively)                                         402,000             402,000
    Other assets                                                                        769,281             516,038
                                                                                ---------------     ---------------
              Total assets                                                      $    75,412,824     $    64,696,326
                                                                                ===============     ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and other liabilities                                      $       854,039     $       647,096
    Accrued compensation payable                                                        839,424           1,397,099
    Income taxes payable                                                              1,763,574           1,024,210
    Separation costs payable                                                          1,400,000                  -
                                                                                ---------------     ---------------
              Total liabilities                                                       4,857,037           3,068,405
                                                                                ---------------     ---------------


Commitments and contingencies (Note 9)

Shareholders' equity:
    Preferred stock, par value $1.00 per share; 5,000,000 shares authorized;
       none issued                                                                           -                   -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
       9,587,401 and 8,812,401 shares issued and outstanding, respectively               95,874              88,124
    Additional paid-in capital                                                       24,648,499          15,646,874
    Retained earnings                                                                52,963,643          45,031,750
    Unrealized gains from investments, net of deferred tax liabilities of
       $858,156 and $574,409, respectively                                            1,286,794             861,173
    Unearned compensation                                                            (8,439,023)                 -
                                                                                 --------------      ---------------
              Total shareholders' equity                                             70,555,787          61,627,921
                                                                                 ---------------     ---------------
              Total liabilities and shareholders' equity                        $    75,412,824     $    64,696,326
                                                                                ===============     ===============

       The accompanying notes are an integral part of these statements.

             ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     1997                1996               1995
                                                                ---------------    ---------------     ---------------
Revenues:
   Advisory fees                                               $     17,286,815   $     19,159,433    $     18,325,129
   Commissions and other                                              1,542,657          1,599,735           1,723,847
                                                                ---------------    ---------------     ---------------
                 Total revenues                                      18,829,472         20,759,168          20,048,976
                                                                ---------------    ---------------     ---------------

Costs and expenses:
    Employees' compensation                                           8,069,548          8,295,815           8,814,487
    Clearing and execution costs                                        526,964            541,596             620,605
    Selling expenses                                                    429,077            466,484             452,519
    General and administrative expenses                               4,681,383          2,718,038           2,492,899
                                                                ---------------    ---------------     ---------------
                 Total costs and expenses                            13,706,972         12,021,933          12,380,510
                                                                ---------------    ---------------     ---------------

                 Operating income                                     5,122,500          8,737,235           7,668,466
                                                                ---------------    ---------------     ---------------

Other income (expense):
    Interest and dividend income                                      3,030,836          1,858,166           1,897,505
    Interest expense                                                    (34,087)           (15,702)            (16,306)
    Realized and unrealized gains from investments, net               9,854,124          4,783,217           7,985,266
                                                                ---------------    ---------------     ---------------
                 Other income, net                                   12,850,873          6,625,681           9,866,465
                                                                ---------------    ---------------     ---------------

Income before provision for income taxes                             17,973,373         15,362,916          17,534,931

Provision for income taxes                                            8,124,000          6,561,000           7,487,000
                                                                ---------------    ---------------     ---------------
                 Net income                                     $     9,849,373    $     8,801,916     $    10,047,931
                                                                ===============    ===============     ===============


Earnings per common share - basic                               $           1.09   $         1.00      $         1.14
                                                                ================   ==============      ==============

Earnings per common share - diluted                             $          1.08    $         1.00      $         1.14
                                                                ===============    ==============      ==============

       The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                  Unrealized
                                                                                    Gains
                                                    Additional                       From          Unearned
                                       Common        Paid-in         Retained     Investments,      Compen-
                                       Stock         Capital         Earnings         Net           sation          Total
                                    ----------    -------------   ------------    ----------      -----------    ------------
BALANCE, December 31, 1994          $   88,124    $  15,646,874   $ 28,825,623     $(220,656)     $        -     $ 44,339,965
    Unrealized gains from
       investments, net of
       deferred taxes                                                              1,451,395                        1,451,395
    Net income                                                      10,047,931                                     10,047,931
    Dividends ($.15 per share)                                      (1,321,860)                                    (1,321,860)
                                    ----------    -------------   ------------    ----------      -----------    ------------
BALANCE, December 31, 1995              88,124       15,646,874     37,551,694     1,230,739               -       54,517,431
    Unrealized losses from
       investments, net of
       deferred taxes                                                               (369,566)                        (369,566)
    Net income                                                       8,801,916                                      8,801,916
    Dividends ($.15 per share)                                      (1,321,860)                                    (1,321,860)
                                    ----------    -------------   ------------    ----------      -----------    ------------

BALANCE, December 31, 1996              88,124       15,646,874     45,031,750       861,173               -       61,627,921
    Issuance of 775,000
       restricted shares                 7,750        9,001,625                                    (9,001,625)          7,750
    Amortization of unearned
       compensation                                                                                   562,602         562,602
    Unrealized gains from
       investments, net of
       deferred taxes                                                                425,621                          425,621
    Net income                                                       9,849,373                                      9,849,373
    Dividends ($.20 per share)                                      (1,917,480)                                    (1,917,480)
                                    ----------    -------------   ------------    ----------      -----------    ------------

BALANCE, December 31, 1997          $   95,874    $  24,648,499   $ 52,963,643    $1,286,794      $(8,439,023)   $70,555,787
                                    ==========    =============   ============    ==========      ============   ===========

       The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       1997               1996               1995
                                                                 ---------------    ---------------    --------------
Cash flows from operating activities:
    Net income                                                   $     9,849,373    $     8,801,916    $    10,047,931
    Adjustments to reconcile net income to net cash provided
       by operating activities-
          Depreciation and amortization                                  712,787            121,987            138,450
          Realized and unrealized gains from
              investments, net                                        (9,854,124)        (4,783,217)        (7,985,266)
          Deferred taxes                                                (522,264)          (103,000)            32,000
    (Increase) /decrease from changes in-
       Accounts receivable                                               426,699            576,872         (1,032,573)
       Other assets                                                     (253,243)          (388,368)           239,558
       Accounts payable and other liabilities                            206,943             98,672            277,691
       Accrued compensation payable                                     (557,675)          (935,214)         1,048,621
       Income taxes payable                                              977,880            274,885            (13,401)
       Separation costs payable                                        1,400,000                 -                  -
                                                                 ---------------    ---------------    --------------
                 Net cash provided by operating activities             2,386,376          3,664,533          2,753,011
                                                                 ---------------    ---------------    ---------------

Cash flows from investing activities:
    Payments to clearing broker, net                                   1,114,348           (113,169)          (533,584)
    Purchases of fixed assets                                           (329,314)          (622,017)           (13,616)
    Purchases of investments                                        (117,715,145)      (128,128,495)      (116,007,833)
    Proceeds from sales of investments                               114,672,755        104,216,117        140,928,212
                                                                 ---------------    ---------------    ---------------
                 Net cash provided by (used in) investing
                    activities                                        (2,257,356)       (24,647,564)        24,373,179
                                                                 ----------------   ---------------    ---------------

Cash flows from financing activities:
    Proceeds received for issuance of
       restricted shares                                                   7,750                 -                  -
    Dividends paid                                                    (1,917,480)        (1,321,860)        (2,643,720)
                                                                 ----------------   ---------------    ---------------
                 Net cash used in financing activities                (1,909,730)        (1,321,860)        (2,643,720)
                                                                 ----------------   ---------------    ---------------

                 Net increase (decrease) in cash and cash
                    equivalents                                       (1,780,710)       (22,304,891)        24,482,470

Cash and cash equivalents, beginning of year                           5,585,953         27,890,844          3,408,374

                                                                 ---------------    ---------------    ---------------

Cash and cash equivalents, end of year                           $     3,805,243    $     5,585,953    $    27,890,844
                                                                 ===============    ===============    ===============

Supplemental disclosure of cash flow information:
    Cash paid during the year for-
       Interest                                                  $        34,087    $        15,702    $        16,306
       Taxes                                                           7,668,384          6,389,115          7,468,401
    Noncash financing activity-
       Increase in additional paid-in capital
          related to the issuance of restricted shares                 9,001,625                 -                  -

       The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly-owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital") and Atalanta/Sosnoff Management Corporation ("Management"). Capital is a registered investment advisor. It provides investment advisory and management services to institutional clients and certain investment partnerships. Management is a registered investment advisor and a broker-dealer in securities, with memberships on the New York Stock Exchange, Inc. and the Chicago Board Options Exchange, Inc. It provides investment advisory and management services to individual and smaller institutional clients and brokerage services to its clients and some of the clients of Capital.

Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the 1997 presentation.

The Holding Company and its subsidiaries are referred to collectively herein as the "Company." All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Advisory fee income is recognized in the period in which services are performed based on a percentage of assets under management. Commission income and expenses arising from customers' securities transactions are recognized on a settlement date basis. The effect of using the settlement date instead of the trade date for recognition has been immaterial.

Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, with the exception of investments held by Management. The Company has designated those investments held by the Holding Company and Capital in equity and debt securities as "available for sale," for which unrealized gains and losses are reported as a separate component of shareholders' equity. Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of income.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Investments are recorded on trade date. The cost of investments sold is determined on the first-in first-out method. Dividends and interest are accrued as earned.

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying financial statements at the Company's share of the net asset values as reported by the respective Partnerships. Limited partners whose capital accounts in the aggregate are two-thirds of the total capital accounts of all limited partners in each Partnership may, at any time, require Capital to withdraw as the general partner of such Partnership. Therefore, the Company is not deemed to have control of the Partnerships, and accordingly, the accounts of the Partnerships are not included in these consolidated financial statements.

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

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       EARNINGS PER COMMON SHARE

Basic earnings per common share amounts were computed based on 9,037,469, 8,812,401 and 8,812,401 weighted average common shares outstanding in 1997, 1996 and 1995, respectively.

In accordance with the provisions of SFAS No. 128, dilutive earnings per share for the three years ended December 31, 1997, were computed based on the weighted average common shares outstanding provided in the table below. Antidilutive options were not included in the computation of dilutive earnings per share as the options ` exercise prices were greater than the average market price of the common shares for each of those respective years.

                                         1997          1996           1995
                                      ---------      ---------      ---------
Weighted average common
shares outstanding                    9,037,469      8,812,401      8,812,401

Common stock equivalents-options         50,936         30,350          6,660
                                      ---------      ---------      ---------

Dilutive weighted average
common shares outstanding             9,088,405      8,842,751      8,819,061
                                      =========      =========      =========

Antidilutive options                        -           35,000        836,724
                                      =========      =========      =========

3.  INVESTMENTS AND CASH

Investments at December 31, 1997 and 1996, consisted of the following:

                                                                                                       Unrealized
                                                               Cost              Market Value          Gain (Loss)
                                                         ----------------     ----------------     ----------------
    1997:
        Available for Sale:
        -------------------
        Common stock                                       $   32,022,237       $   34,107,433        $   2,085,196
        U.S. government obligations                            20,176,377           20,278,120              101,743
        Corporate debt                                          1,183,078            1,152,875              (30,203)
                                                         ----------------     ----------------     ----------------
                                                               53,381,692           55,538,428            2,156,736
                                                         ----------------     ----------------     ----------------
        Trading:
        --------
        Common stock                                            1,231,512            1,674,000              442,488

        U.S. government obligations                             5,793,864            5,827,185               33,321
                                                         ----------------     ----------------     ----------------
                                                                7,025,376            7,501,185              475,809
                                                         ----------------     ----------------     ----------------
                                                           $   60,407,068       $   63,039,613        $   2,632,545
                                                           ==============       ==============        =============

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Unrealized
                                                                Cost             Market Value          Gain (Loss)
                                                         ----------------     ----------------     ----------------
    1996:
        Available for Sale:
        -------------------
        Common stock                                       $   25,613,018       $   26,866,000        $   1,252,982
        U.S. government obligations                            13,033,571           12,995,931              (37,640)
        Preferred stock                                         3,685,000            3,917,025              232,025
                                                         ----------------     ----------------     ----------------
                                                               42,331,589           43,778,956            1,447,367
                                                         ----------------     ----------------     ----------------

        Trading:
        --------
        Common stock                                            1,231,512            1,212,000              (19,512)
        U.S. government obligations                             5,790,458            5,798,185                7,727
                                                         ----------------     ----------------     ----------------
                                                                7,021,970            7,010,185              (11,785)
                                                         ----------------     ----------------     -----------------
                                                             $ 49,353,559         $ 50,789,141          $ 1,435,582
                                                         ================     ================     ================


The Company had interest-bearing free credit balances with its clearing broker of $690,870 and $2,368,733 at December 31, 1997 and 1996, respectively.

4.  RECEIVABLE FROM CLEARING BROKER

Receivable from clearing broker represents net amounts due for securities transactions executed on or prior to year-end but settling thereafter.

5.  SEPARATION COSTS PAYABLE

The separation costs relate to the Company's termination without cause of its former president on August 15, 1997. Such termination is governed by the terms of the former president's Employment Agreement, whereby he receives over the next two years severance at his base salary level at the time of termination.

6.  RELATED PARTY TRANSACTIONS

As the General Partner for the Partnerships and the investment manager for the Offshore Fund, Capital earned approximately $1,258,000, $1,099,000 and $989,000 in 1997, 1996 and 1995, respectively, for advisory and management services (charged at 1% and 1% - 2% of net assets, respectively). Management earned commissions of approximately $59,000, $12,000 and $18,000 in 1997, 1996 and 1995, respectively, for brokerage services provided to the Partnerships. Advisory fees and brokerage commissions are based on terms comparable to those in agreements with unrelated parties. Balances receivable from the Partnerships were approximately $110,000, $92,000 and $91,000 at December 31, 1997, 1996 and
1995, respectively.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  PROVISION FOR INCOME TAXES

The provision for income taxes consists of:

                                                                  1997            1996            1995
                                                             --------------  --------------  --------------

      Current income taxes:
          Federal                                            $    2,982,961  $    4,197,000  $    5,308,000
          State and local                                         5,663,303       2,467,000       2,147,000
                                                             --------------  --------------  --------------
                    Total current                                 8,646,264       6,664,000       7,455,000
                                                             --------------  --------------  --------------
      Deferred income taxes provision:
          Federal                                                  (180,180)        (56,000)         30,000
          State and local                                          (342,084)        (47,000)          2,000
                                                             --------------  --------------  --------------
                    Total deferred                                 (522,264)       (103,000)         32,000
                                                             --------------  --------------  --------------
                                                             $    8,124,000  $    6,561,000  $    7,487,000
                                                             ==============  ==============  ==============


A reconciliation of the statutory federal income tax rate and the effective rate based on consolidated income before income taxes in 1997, 1996, 1995, is set forth below:

                                                                  1997       1996      1995
                                                                ------     ------    ------
          Statutory federal income tax rate                       34.5%      34.5%     34.5%
          Increase resulting from:

              State and local income taxes, net of federal        10.6        8.0       8.0
                 tax benefit
              Other                                                0.1        0.2       0.2
                                                                ------     ------    ------
                        Effective rate                            45.2%      42.7%     42.7%
                                                                ======     ======    ======

At December 31, 1997 and 1996, income taxes payable included deferred tax liabilities of $289,424 and of $492,584, respectively. The components of the deferred tax assets and liabilities include the following:

                                                                       1997              1996
                                                                  -------------    --------------
               Unrealized gain on investments                     $  1,053,000     $      574,409
               Separation costs payable                               (490,000)            -
               Restricted stock award                                 (224,800)            -
               Other                                                   (48,776)           (81,825)
                                                                  -------------    --------------
                                                                  $    289,424     $      492,584
                                                                  ============     ==============

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  NET CAPITAL REQUIREMENTS

Management is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 1997, Management had net capital of $8,887,315, which was $8,637,315 in excess of its required net capital of $250,000, and had a ratio of aggregate indebtedness to net capital of .07 to 1.

9.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and equipment under various noncancellable operating leases expiring through 2002. Rent expense was approximately $661,000, $475,000 and $537,000 in 1997, 1996 and 1995, respectively.

Approximate minimum rental commitments under noncancellable operating leases for the years 1998 through 2001 are equal to $626,000 per year, and $417,000 for the year of 2002.

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

10.  STOCK OPTION, STOCK PURCHASE,
     INCENTIVE AND PROFIT-SHARING PLANS

During 1996, the Company adopted the Long-Term Incentive Plan ("LTIP") under which awards of stock, restricted stock, options and other stock-based awards totaling 880,000 shares of common stock may be granted to all full-time employees, officers and directors of the Company and its subsidiaries. No awards under the LTIP were granted during 1996.

During 1997, the company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two officers of the Company under the terms of the LTIP. Such awards vest over four years. The difference of $9,001,625 between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and will be amortized over a four-year period commencing with the fourth quarter of 1997.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Options may be granted as either "Qualified Options," "Nonqualified Options" or "Incentive Options." Generally, Qualified Options and Incentive Options may not be granted at a per share price that is less than 100% of fair market value on the date of grant. Nonqualified Options may be granted at prices determined by a committee comprised of certain members of the Board of Directors.

The Company's previous stock option plan, as amended (the "SOP") was terminated by the Company in connection with the approval by stockholders of the LTIP. The SOP provided for options to purchase 900,000 shares of common stock. The termination of the SOP does not affect options outstanding.

A summary of SOP option transactions for the three years ended December 31, 1997, is presented below. Each option becomes exercisable as to 20% of the total number of shares subject to the option six months after the date of grant, and as to an additional 20% each year thereafter. Generally, options may not expire more than ten years from the date of grant. All Incentive Stock Options were granted at an exercise price of $6.125 per share, all Qualified Options were granted at an exercise price of $14.50 per share, and all Nonqualified Options were granted at exercise prices equal to market price per share at the date of grant. Only the LTIP has options available for grant at the end of 1997.

                                                                       SOP
                                                  -------------------------------------------
                                                   Incentive      Qualified      Nonqualified
                                                     Stock          Stock            Stock
                                                    Options        Options          Options            Total
                                                  -----------    ----------      ------------       ----------
    Outstanding, beginning of 1995                     50,000         3,448            35,000           88,448
    Canceled during 1995                                  -          (1,724)              -             (1,724)
    Granted during 1995                                   -             -             800,000          800,000
                                                  -----------    ----------      ------------       ----------
    Outstanding, end of 1995                           50,000         1,724           835,000          886,724
    Expired during 1996                                   -          (1,724)              -             (1,724)
                                                  -----------    ----------      ------------       ----------
    Outstanding, end of 1996                           50,000           -             835,000          885,000
    Canceled during 1997                                  -             -            (650,000)        (650,000)
    Expired during 1997                                   -             -             (35,000)         (35,000)
                                                  -----------    ----------      ------------       ----------
    Outstanding, end of 1997                           50,000           -             150,000          200,000
                                                  ===========    ==========      ============       ==========
    Exercisable, end of 1995                                                                            66,724
                                                                                                    ==========
    Exercisable, end of 1996                                                                           235,000
                                                                                                    ==========
    Exercisable, end of 1997                                                                           110,000
                                                                                                    ==========
    Available for grant, end of 1997                                                                   105,000
                                                                                                    ==========

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company accounts for these options under APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income. Had compensation cost for these options been determined consistent with the fair value method required by FASB Statement No. 123, the Company's net income and earnings per share would have been the following pro forma amounts in each of the three years ending December 31, 1997:

                                                      1997             1996              1995
                                                ---------------   ---------------   -------------
        Net income:
            As reported                         $     9,849,373   $     8,801,916   $  10,047,931
            Pro forma                                 9,626,832         8,322,122      10,007,948
        Basic EPS:
            As reported                         $      1.09       $     1.00        $     1.14
            Pro forma                                  1.07              .94              1.14
        Dilutive EPS:
            As reported                                1.08             1.00              1.14
            Pro forma                                  1.06              .94              1.14

For purposes of the FASB No. 123 calculations, the fair value of the options to purchase 800,000 shares granted in 1995 was $4.71 per share, and was estimated on the date of grant using the Block-Scholes option pricing model with the following assumptions used: risk free interest rate of 5.7%; expected dividend yield of 1.6%, expected option life of 10 years and expected volatility of 40.0%.

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net income and earnings per share may not be representative of that to be expected in future years.

In January 1998, the Company granted 50,000 Incentive Options at an exercise price of $9.00 per share under the LTIP to an executive officer of the Company.

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for senior executives. Under the MIP, each participant is entitled to receive his assigned share of the annual award pool, which is computed based on operating income performance goals, as defined in the MIP. Included in employees' compensation on the consolidated statements of income in 1997, 1996 and 1995 is $ 0, $860,000, and $1,818,000, respectively, related to the MIP.

The Company also has a profit-sharing plan covering substantially all full-time employees. Contributions to this plan, which in any fiscal year are at the discretion of the Board of Directors, were approximately $ 135,000, $138,000, and $151,000 in 1997, 1996 and 1995, respectively.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTARY FINANCIAL INFORMATION

                        SELECTED QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                                                                        Quarter
                                             -----------------------------------------------------------------
                                               First           Second                Third             Fourth
                                             ---------        ---------            ---------          --------
                                                            (000's omitted, except per share
                                                                        amounts)
1997:
    Operating revenues                       $   4,775        $   4,494            $   4,789          $  4,771
    Operating expenses                           2,767            2,805                4,623             3,511
    Operating income                             2,007            1,690                  166             1,259
    Other income, net                            2,047            4,910                3,036             2,858
    Income before income taxes                   4,054            6,599                3,202             4,118
    Net income                                   2,249            3,588                1,746             2,267
    Per common share -
         Basic                                  .26              .41                  .20                .24
         Diluted                                .26              .41                  .19                .23

1996:
    Operating revenues                       $   5,477        $   5,375            $   4,983          $  4,924
    Operating expenses                           3,308            2,915                2,968             2,829
    Operating income                             2,169            2,460                2,015             2,095
    Other income, net                            1,848            1,282                1,440             2,056
    Income before income taxes                   4,017            3,742                3,445             4,151
    Net income                                   2,300            2,131                1,988             2,385
    Per common share -
         Basic                                  .26              .24                  .23                .27
         Diluted                                .26              .24                  .23                .27

1995:
    Operating revenues                       $   4,546        $   4,766            $   5,229          $  5,508
    Operating expenses                           2,973            3,173                3,179             3,056
    Operating income                             1,573            1,593                2,050             2,452
    Other income, net                            2,068            2,562                3,613             1,624
    Income before income taxes                   3,641            4,155                5,663             4,076
    Net income                                   2,082            2,382                3,250             2,333
    Per common share -
         Basic                                  .24              .27                  .37                .26
         Diluted                                .24              .27                  .37                .26

(c)  Exhibits -

     3.1    Certificate of Incorporation (Exhibit 3.1) (1)

     3.2    Amendment, dated September 11, 1987 to Certificate of
            Incorporation(2)


     3.3    By-Laws (Exhibit 3.2) (3)

     4. Indenture, dated as of June 15, 1986, between Atalanta/Sosnoff Capital Corporation and Morgan Guaranty Trust Company of New York relating to $33,000,000 of 7 1/8% Convertible Senior Debentures due June 15, 2001. (4)

     10.1 Termination and Purchase Agreement, dated as of December 21, 1987, among Martin T. Sosnoff, Shepard D. Osherow, the Company and its subsidiaries (Exhibit 10.1)(6).

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

     10.4 Second Lease Modification Agreement dated as of January 1985 between Martin T. Sosnoff and Park Tower Associates. (Exhibit 10.4)(1)

     10.5 Form of Sublease between Martin T. Sosnoff and the Company. (Exhibit 10.5) (3)

     10.6 Assignment of Lease between the Company and North American Consortium, Inc. (Exhibit 10.7)(7)

     10.7 Sublease dated October 18, 1988 between the Company and First City Capital Corporation (8)

     10.8 Employment Agreement between Martin T. Sosnoff and the Company dated as of March 31, 1986 (Exhibit 10.6.) (1), (13)

     10.9 Consulting Agreement between Shepard D. Osherow and the Company dated December 21, 1987. (Exhibit 10.2) (6), (13)

     10.10 Form of Employment Agreement, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (13)

     10.11 Letter Agreement between Martin T.Sosnoff and L. Mark Newman dated February 14, 1985 and exhibits thereto. (Exhibit 10.20) (1)

     10.12 Agreement between Martin T. Sosnoff and Shepard D. Osherow dated February 25, 1985 regarding the Letter Agreement between Martin T. Sosnoff and L. Mark Newman. (Exhibit 10.21) (1)

     10.13  1987 Stock Option Plan. (Exhibit 4.1) (5), (13)

     10.14  1987 Incentive Stock Purchase Plan. (Exhibit 4.4) (5), (13)

     10.15  Restricted Stock Bonus Plan (8), (13)

     10.16 Form of Stock Bonus Award Agreements, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (13)

     10.17 Profit Sharing Trust Agreement and Plan dated May 21, 1985 between Atalanta/Sosnoff Capital Corporation and the plan trustees. (Exhibit 10.24) (1), (13)

     10.18 Sub-sublease dated June 23, 1989 between the Company and Ehrlich Bober & Co., Inc. (9)

     10.19 Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1992 (10), (13)

     10.20 Executive Employment Agreement dated as of December 9, 1992 between Robert J. Kobel and the Company (10), (13)

     10.21 Employment Agreement dated January 1, 1986 between Henry E. Parker and the Company (10), (13)

     10.22 Amended and Restated Management Incentive Plan as adopted by the Board Directors of the Company on December 9, 1993 and March 8, 1994
            (11), (13)

     10.23 Executive Employment Agreement dated July 8, 1993 between Craig B. Steinberg and the Company (11), (13)

     10.24  Executive Employment Agreement dated December 7, 1995 between Robert
            J. Kobel and the Company (12), (13)

     10.25 Employment Agreement dated July 1, 1986 between James D. Staub and the Company (12), (13)

     10.26 Modification Agreement of Sub-Lease dated February 27, 1996 between the Company and Foote, Cone & Belding Advertising, Inc. (12)


     10.27  1996 Long-Term Incentive Plan - FILED HEREWITH (13)

     10.28 Restricted Stock Award Agreements dated as of September 17, 1997 executed by each of Craig B. Steinberg and Anthony G. Miller - FILED HEREWITH (13)

     10.29 Employment Agreement dated December 22, 1997 between James D. Staub and the Company - FILED HEREWITH (13)

     11.    Computation of Earnings per Share - FILED HEREWITH

     22.    Subsidiaries of the Registrant. (Exhibit 22) (1)

     25.    Power of Attorney (included as part of the "Signatures" page).

     27.    Financial Data Schedule - FILED HEREWITH

----------

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

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Martin T. Sosnoff, Craig B. Steinberg, and Anthony G. Miller, and each of them (with full power of each of them to act alone), his true and lawful attorneys-in-fact and agents, for him and on his behalf, and in his name, place and stead, to execute and sign all amendments or supplements to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do himself, and the registrant hereby confers like authority on its behalf.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on this 12th day of March, 1998.

                                            ATALANTA/SOSNOFF CAPITAL CORPORATION


                                           By: s/ Martin T. Sosnoff
                                              Martin T. Sosnoff
                                              Chairman of the Board and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                      Title                              Date
    ---------                      -----                              ----

  s/ Kenneth H. Iscol
  Kenneth H. Iscol                Director                       March 12, 1998




  s/ Robert J. Kobel
  Robert J. Kobel                 Director                       March 12, 1998



  s/ Anthony G. Miller
  Anthony G. Miller               Executive Vice President,      March 12, 1998
                                  Chief Operating Officer,
                                  Chief Financial Officer
                                  (Principal Financial
                                  and Accounting Officer)


  s/ Martin T. Sosnoff
  Martin T. Sosnoff               Chairman, Chief                March 12, 1998
                                  Executive Officer,
                                  Director (Principal
                                  Executive Officer)


  s/ Craig B. Steinberg
  Craig B. Steinberg              President and                  March 12, 1998
                                  Director of Research,
                                  Director


  s/ Thurston Twigg-Smith
  Thurston Twigg-Smith            Director                       March 12, 1998

                                  EXHIBIT INDEX


EXHIBIT NUMBER               DESCRIPTION                                    PAGE
--------------               -----------                                    ----

     10.27               1996 Long-Term Incentive Plan

     10.28               Restricted Stock Award Agreements

     10.29               Employment Agreement with James D. Staub

     11                  Computation of Earnings per Share

     27                  Financial Data Schedule