Form 10-Q
period 1998-03-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1998-05-08
CIK 792449

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                ----------------------------------------------

For Quarter Ended:
March 31, 1998                                  Commission File Number: 1-9137

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                                  13-3339071
--------------------------------                     ---------------------------
(State or other jurisdiction                          (I.R.S. Employer I.D. No.)
of incorporation or organization)

101 PARK AVENUE, NEW YORK, NEW YORK                      10178
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

Yes      X        No

As of May 5, 1998 there were 9,587,401 shares of common stock outstanding.

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

                                     INDEX


Part I - Financial Information                                          PAGE NO.
                                                                        -------

         Item 1 - Financial Statements
                  Condensed Consolidated Statements
                  of Financial Condition - March 31, 1998
                  and December 31, 1997                                    3

                  Condensed Consolidated Statements
                  of Income - Three Months Ended
                  March 31, 1998 and 1997                                  4

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity
                  - Three Months Ended March 31, 1998                      5

                  Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                  March 31, 1998 and 1997                                  6

                  Notes to Condensed Consolidated                        7-8
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements        9

         Item 2 - Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                          10-12

Part II - Other Information

  Items 1-6                                                               13

Signatures                                                                14

Exhibit Index                                                             15

Exhibit 11 - Computation of Earnings Per Share                            16

Exhibit 27 - Financial Data Schedule                                      17

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

ASSETS                                      MARCH 31, 1998     DECEMBER 31, 1997
------                                      --------------     -----------------

Cash and cash equivalents                         $3,185,781         $3,805,243
Accounts receivable                                3,044,471          3,355,399

Receivable from clearing broker                      866,420          1,323,473
Investments, at market                            65,949,719         63,039,613
Investments in limited partnerships                5,423,458          1,928,454
Fixed assets, net                                    767,924            789,361
Exchange memberships, at cost                        402,000            402,000
Other assets                                         326,562            769,281
                                                     -------            -------

     Total assets                                $79,966,335        $75,412,824
                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

     Accounts payable and other liabilities         $745,134           $854,039
     Accrued compensation payable                    548,874            839,424
     Income taxes payable                          3,038,867          1,763,574
     Separation costs payable                      1,225,000          1,400,000
                                                   ---------          ---------

     Total liabilities                             5,557,875          4,857,037
                                                   ---------          ---------

Commitments and contingencies

Shareholders' equity:

     Preferred stock, par value $1.00
       per share; 5,000,000 shares authorized;
       none issued.

     Common stock, $.01 par value; 30,000,000
       shares authorized; 9,587,401 shares
       issued and outstanding                         95,874             95,874
     Additional paid-in capital                    24,648,499        24,648,499
     Retained earnings                             54,754,008        52,963,643
     Unrealized gains from investments,
       net of deferred tax liabilities              2,786,500         1,286,794
     Unearned compensation                         (7,876,421)       (8,439,023)
                                                    ---------         ---------

     Total shareholders' equity                    74,408,460        70,555,787
                                                   ----------        ----------

     Total liabilities and shareholders' equity    79,966,335       $75,412,824
                                                   ==========       ===========

Book value per share                                    $7.76             $7.36
                                                        =====             =====



          See Notes to Condensed Consolidated Financial Statements

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                MARCH 31, 1998   MARCH 31, 1997
                                                --------------   --------------

Revenues:
     Advisory fees                               $3,996,146          $4,385,424
     Commissions and other                          447,521             389,436
                                                    -------             -------

         Total revenues                           4,443,667           4,774,860
                                                  ---------           ---------

Costs and expenses:
     Employees' compensation                      2,478,965           1,874,201
     Clearing and execution costs                   165,317             136,317
     Selling expenses                               105,153             103,666
     General and administrative expenses            622,582             653,194
                                                    -------             -------

     Total costs and expenses                     3,372,017           2,767,378
                                                  ---------           ---------

     Operating income                             1,071,650           2,007,482
                                                  ---------           ---------

Other income (expense):
     Interest and dividend income                   512,984           1,452,680
     Interest expense                               (19,579)             (8,739)
     Realized and unrealized gains
       from investments, net                      1,633,310             602,801
                                                  ---------             -------

     Other income, net                            2,126,715           2,046,742
                                                  ---------           ---------

Income before provision for income taxes          3,198,365           4,054,224

Provision for income taxes                        1,408,000           1,805,000
                                                  ---------           ---------

Net income                                       $1,790,365          $2,249,224

                                                 ==========          ==========

Earnings per common share - basic                     $0.19               $0.26
                                                      =====               =====

Earnings per common share - diluted                   $0.19               $0.25
                                                      =====               =====

           See Notes to Condensed Consolidated Financial Statements

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                             SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                           Additional
                                 Common     Paid-In        Retained       Unrealized          Unearned
                                 Stock      Capital        Earnings       Gains - Net       Compensation         Total
                                 -----      -------        --------       -----------       ------------         -----

Balance -

December 31, 1997               $95,874    $24,648,499     $52,963,643       $1,286,794        ($8,439,023)    $70,555,787

Unrealized gains from
investments, net of
deferred taxes                                                                1,499,706                          1,499,706

Amortization of unearned
compensation

                                                                                                    562,602        562,602

Net Income                                                   1,790,365                                           1,790,365
                               ---------   -----------     -----------       ----------        ------------    -----------

Balance -

March 31, 1998                  $95,874    $24,648,499     $54,754,008       $2,786,500        ($7,876,421)    $74,408,460
                                =======    ===========     ===========       ==========        ============    ===========





           See Notes to Condensed Consolidated Financial Statements

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                     1998             1997
                                                 -------------     ------------
Cash flows from operating activities:
     Net income                                     $1,790,365     $2,249,224

Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation                                       46,372         30,529
     Amortization                                      562,602
     Realized and unrealized gains from
       investments, net                             (1,633,310)      (602,801)

Increase (decrease) from changes in:
     Accounts receivable                               310,928        155,550
     Other assets                                      442,719        279,242
     Accounts payable and other liabilities           (108,905)       122,890
     Accrued compensation payable                     (290,550)      (982,358)
     Income taxes payable                              275,489        875,432
     Separation costs payable                         (175,000)         ----
                                                     ---------      ---------

       Net cash provided by operating activities     1,220,710      2,127,708
                                                     ---------      ---------

Cash flows from investing activities:
     Receivable from clearing broker, net              457,053     (3,092,483)
     Purchases of fixed assets                         (24,936)       (28,125)
     Purchases of investments                      (36,952,130)   (13,701,727)
     Proceeds from sales of investments             34,679,841     15,911,321
                                                    ----------     ----------

       Net cash used in investing activities        (1,840,172)      (911,014)
                                                    -----------      ---------

Net increase (decrease) in cash and cash
  equivalents                                         (619,462)     1,216,694
Cash and cash equivalents, beginning of year         3,805,243      5,585,953
                                                     ---------      ---------

Cash and cash equivalents, end of period            $3,185,781     $6,802,647
                                                    ==========     ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:

       Interest                                        $19,579         $8,739
                                                       =======         ======
       Income taxes                                 $1,132,511       $929,568
                                                    ==========       ========


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its operations for the three months ended March 31, 1998 and 1997. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1997 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

Note 2:           Non-Cash Compensation Expense ("NCCE")

NCCE of approximately $563,000 was charged to operations in the first quarter of 1998, compared with none in the first quarter of 1997 (see Note 3 below).

Note 3:           1996 Long Term Incentive Plan ("LTIP")

In September, 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the LTIP. Such awards vest over four years. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually).


Note 4:           Net Income Per Share

         Primary earnings per share amounts were computed based on 9,587,401 and 8,812,401 weighted average common shares outstanding in the first quarters of 1998 and 1997, respectively.

         Diluted earnings per share amounts were computed based on 9,607,858 and 8,820,588 weighted average common shares outstanding in the first quarters of 1998 and 1997, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

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

Note 6:           Income Taxes

The Company records income taxes in accordance with the provisions of SFAS No.
109. Accordingly, deferred taxes are provided to reflect temporary differences between the recognition of income and expense for financial reporting and tax purposes.
                                      8

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

Part I.  Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.

I.       General

         Total assets were $80.0 million at March 31, 1998, compared with $75.4 million at December 31, 1997, and book value per share totaled $7.76 at March 31, 1998, compared with $7.36 at December 31, 1997.

         Cash and cash equivalents were $3.2 million at March 31, 1998, compared with $3.8 million at December 31, 1997. Investments (at market) totaled $65.9 million at March 31, 1998, compared with $63.0 million at the end of 1997. Unrealized gains on investments, net of deferred taxes, totaled $2.8 million at March 31, 1998, compared with $1.3 million at December 31, 1997.

         Owing to strong performance results in equity accounts over the last year, partially offset by the loss of sizeable institutional accounts in 1997 and some withdrawals from existing accounts, assets under management at March 31, 1998 totaled $2.70 billion, 4% more than a year ago, and 1% above year-end 1997. Account losses have been the result of below market performance for equity accounts in 1996 and 1997, as well as style-drift concerns of consultants.

         Net income totaled $1.8 million ($.19 per share diluted) for the three months ended March 31, 1998, compared with $2.2 million ($.25 per share diluted) for the same period in 1997. Before non-cash compensation charges of $563,000, net income totaled $.22 per share diluted in the 1998 quarter. Income from money management operations before taxes ("operating income") decreased 47% to $1.1 million, compared with $2.0 million in the 1997 quarter. Excluding non-cash compensation charges, operating income declined 19% in the 1998 quarter. Other income increased 4% during the same period.

         The Company has been informed that its second largest account ($314 million in managed assets as of March 31, 1998) will be terminating this June. This account generated 3.8% of operating revenues in 1997. While total operating revenues may decline in 1998, the Company intends to continue to keep operating expenses under close control.

II.      Assets Under Management


         Assets under management totaled $2.70 billion at March 31, 1998, compared with $2.68 billion on December 31, 1997, and $2.59 billion on March 31, 1997.

         During the first quarter of 1998, new accounts totaled $2 million, net withdrawals out of client accounts totaled $279 million, and performance increased client account balances by $295 million.

         In the twelve months ended March 31, 1998, new accounts totaled $13 million, net withdrawals out of client accounts totaled $752 million, and performance added $846 million to managed assets.

III.     Results of Operations

         Quarterly Comparison

         In the first quarter of 1998 operating revenues decreased 7% to $4.4 million, compared with $4.8 million a year ago. Average managed assets totaled $2.67 billion in the 1998 quarter, or 4% less than the $2.78 billion average in the first quarter of 1997, and 4% below the $2.78 billion average in the fourth quarter of 1997.

         Owing to the non-cash compensation charges of $563,000, operating expenses increased 22% to $3.4 million, compared with $2.8 million a year ago. Before these charges, operating expenses totaled $2.8 million, or a 2% increase over 1997. As a result, operating income before non-cash compensation charges declined 19% to $1.6 million (37% margin), compared with $2.0 million (42% margin) in the 1997 quarter. Reported operating income declined 47% to total $1.1 million in the 1998 quarter.

         Operating income totaled 34% of pre-tax income in the first quarter of 1998, compared with 50% in the 1997 quarter. Other income totaled $2.1 million in the 1998 quarter, which included $1.6 million in net realized and unrealized capital gains. Other income totaled $2.0 million for the same period a year ago, reflecting net realized and unrealized capital gains of $603,000.

         The following table depicts variances in significant income statement items for the three months ended March 31, 1998 compared with the same period in 1997. Explanations of the variances follow the table.

                                                   (000's)
                                           3 Months Ended March 31
                                           -----------------------   Percentage
                                           1998              1997      Change
                                           -----            ------      ------

         A. Advisory fees                  $3,996          $4,385          -9%
         B. Employees' compensation         2,479           1,874          +32

         C. Non-compensation expenses         893             893            0
         D. Other income, net               2,127           2,047           +4
         E. Income taxes                    1,408           1,805          -22

         o The decline in advisory fees is due to the decline in average assets under management previously discussed.

         o The increase in employees' compensation is the result of $563,000 in non-cash compensation charges recorded in the 1998 quarter, compared with none in the 1997 quarter. Excluding this charge, compensation expense increased 2%.

         o    Non-compensation expenses remained unchanged from a year ago.

         o Other income increased due to an 171% increase in net realized and unrealized capital gains, partially offset by a 65% decrease in interest and dividend income (primarily due to a special dividend received in 1997 from a company whose securities were held in the Firm's investment portfolio).

         o    Income taxes decreased due to the 21% decline in pre-tax income.

IV.      Liquidity and Capital Resources

         At March 31, 1998 the Company had cash and cash equivalents of $3.2 million, compared with $3.8 million at the end of 1997. Operating activities provided net cash inflows of $1.2 million in the three months ended March 31, 1998, compared with $2.1 million in the same period in 1997. This reflects the changing levels of operating income and net income over those periods. Net cash used in investing activities totaled $1.8 million in the March, 1998 quarter, compared with $911,000 in the similar 1997 period. This reflects the Company's increased commitment to marketable securities over those periods.

         Investments in marketable securities aggregated $65.9 million at March 31, 1998 , compared with $63.0 million at the end of 1997. Shareholders' equity totaled $74.4 million at March 31, 1998, compared with $70.6 million at the end of 1997, primarily due to net income of $1.8 million recorded in the first quarter of 1998. The Company has adopted SFAS No. 115, and it resulted in a net unrealized gain of $2.8 million in shareholders' equity at March 31, 1998, compared with $1.3 million at the end of 1997. At March 31, 1998, the Company had no liabilities for borrowed money.

         In September, 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the LTIP. Such awards vest over four years. The difference of $9.0 million between the market value ($11.625 per share) of the shares awarded on the date of grant and the purchase price of $.01 per share was recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period which commenced with the fourth quarter of 1997.

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

                           None.

                  Item 3.  Default upon Senior Securities

                           None.

                  Item 4.  Submission of Matters to a Vote of Security Holders

                           At the Company's Annual Meeting of Stockholders held on April 29, 1998, the election of the Board of Directors' nominees was approved, and the ratification of the appointment of the Company's independent auditors was approved.

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

                                           Atalanta/Sosnoff Capital Corporation

         Date: May 6, 1998                   /s/  Martin T. Sosnoff
                                             ----------------------
                                             Martin T. Sosnoff
                                             Chairman of the Board and
                                             Chief Executive Officer

         Date: May 6, 1998                   /s/  Anthony G. Miller
                                             ----------------------
                                             Anthony G. Miller
                                             Executive Vice President,
                                             Chief Operating Officer and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibit
         Number            Description                                     Page
         ------            -----------                                     ----

          2                None
          4                None
         11                Computation of Earnings per Share                 16
         15                None
         18                None
         20                None
         23                None
         24                None
         25                None
         27                Financial Data Schedule                           17
         28                None