Form 10-Q
period 1998-06-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1998-08-06
CIK 792449

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                ----------------------------------------------

For Quarter Ended:
June 30, 1998                                    Commission File Number: 1-9137

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                              13-3339071
----------------------------                       ----------------------------
(State or other jurisdiction                     (I.R.S. Employer I.D. No.)
of incorporation or organization)


101 PARK AVENUE, NEW YORK, NEW YORK                           10178
-------------------------------------------------------------------------------
(Address of principal executive offices                              (zip code)


                                (212) 867-5000
-------------------------------------------------------------------------------
(Registrant's Telephone Number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such following requirements for the past 90 days.

Yes   X       No

As of August 5, 1998 there were 9,587,401 shares of common stock outstanding.

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

                                     INDEX

Part I - Financial Information                                        PAGE NO.
                                                                      --------

         Item 1 - Financial Statements
                  Condensed Consolidated Statements
                  of Financial Condition - June 30, 1998
                  and December 31, 1997                                      3

                  Condensed Consolidated Statements
                  of Income - Three and Six Months Ended
                  June 30, 1998 and 1997                                   4-5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity
                  - Six Months Ended June 30, 1998                           6

                  Condensed Consolidated Statements of
                  Cash Flows - Six Months Ended
                  June 30, 1998 and 1997                                     7

                  Notes to Condensed Consolidated                          8-9
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements         10

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                              11-14

Part II - Other Information

  Items 1-6                                                                 15

Signatures                                                                  16

Exhibit Index                                                               17

Exhibit 11 - Computation of Earnings Per Share                              18

Exhibit 27 - Financial Data Schedule                                        19

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

ASSETS                                        JUNE 30, 1998    DECEMBER 31, 1997
------                                        -------------    -----------------

Cash and cash equivalents                       $ 5,070,923        $ 3,805,243
Accounts receivable                               2,899,517          3,355,399
Receivable from clearing broker                           0          1,323,473
Investments, at market                           71,737,236         63,039,613
Investments in limited partnerships               5,665,214          1,928,454
Fixed assets, net                                   725,301            789,361
Exchange memberships, at cost                       402,000            402,000
Other assets                                        556,404            769,281
                                                -----------        -----------

     Total assets                               $87,056,595        $75,412,824
                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Accounts payable and other liabilities          $   965,695        $   854,039
Accrued compensation payable                        435,898            839,424
Income taxes payable                              4,386,251          1,763,574
Separation costs payable                          1,050,000          1,400,000
                                                -----------        -----------

Total liabilities                                 6,837,844          4,857,037
                                                -----------        -----------

Commitments and contingencies

Shareholders' equity:

     Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued     -------            -------
     Common stock, $.01 par value; 30,000,000
       shares authorized; 9,587,401 shares
       issued and outstanding                        95,874             95,874
     Additional paid-in capital                  24,648,499         24,648,499
     Retained earnings                           56,638,120         52,963,643
     Unrealized gains from investments,
       net of deferred tax liabilities            6,150,077          1,286,794
     Unearned compensation                       (7,313,819)        (8,439,023)
                                                -----------        -----------

     Total shareholders' equity                  80,218,751         70,555,787
                                                -----------        -----------

     Total liabilities and shareholders' equity $87,056,595        $75,412,824
                                                ===========        ===========

Book value per share                            $      8.37        $      7.36
                                                ===========        ===========





           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                     ------------------
                                              JUNE 30, 1998      JUNE 30, 1997
                                              -------------      -------------

Revenues:
     Advisory fees                              $ 4,117,086        $ 4,078,691
     Commissions and other                          394,702            415,859
                                                -----------        -----------

         Total revenues                           4,511,788          4,494,550
                                                -----------        -----------

Costs and expenses:
     Employees' compensation                      2,404,362          1,824,845
     Clearing and execution costs                   136,675            146,781
     Selling expenses                               122,295             91,810
     General and administrative expenses            782,780            741,514
                                                -----------        -----------

     Total costs and expenses                     3,446,112          2,804,950
                                                -----------        -----------

     Operating income                             1,065,676          1,689,600
                                                -----------        -----------

Other income (expense):
     Interest and dividend income                   404,694            494,789
     Interest expense                                (9,052)           (13,602)
     Realized and unrealized gains
       from investments, net                      1,790,795          4,428,465
                                                -----------        -----------

     Other income, net                            2,186,437          4,909,652
                                                -----------        -----------

Income before provision for income taxes          3,252,113          6,599,252

Provision for income taxes                        1,368,000          3,011,000
                                                -----------        -----------

Net income                                      $ 1,884,113        $ 3,588,252
                                                ===========        ===========

Earnings per common share - basic               $      0.20        $      0.41
                                                ===========        ===========

Earnings per common share - diluted             $      0.20        $      0.41
                                                ===========        ===========



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                      ----------------
                                              JUNE 30, 1998      JUNE 30, 1997
                                              -------------      -------------

Revenues:
     Advisory fees                              $ 8,113,232        $ 8,464,115
     Commissions and other                          842,220            805,295
                                                -----------        -----------

         Total revenues                           8,955,452          9,269,410
                                                -----------        -----------

Costs and expenses:

     Employees' compensation                      4,883,327          3,699,046
     Clearing and execution costs                   301,992            283,098
     Selling expenses                               227,068            195,476
     General and administrative expenses          1,405,740          1,394,708
                                                -----------        -----------

     Total costs and expenses                     6,818,127          5,572,328
                                                -----------        -----------

     Operating income                             2,137,325          3,697,082
                                                -----------        -----------

Other income (expense):
     Interest and dividend income                   917,678          1,947,469
     Interest expense                               (28,631)           (22,341)
     Realized and unrealized gains
       from investments, net                      3,424,105          5,031,266
                                                -----------        -----------

     Other income, net                            4,313,152          6,956,394
                                                -----------        -----------

Income before provision for income taxes          6,450,477         10,653,476

Provision for income taxes                        2,776,000          4,816,000
                                                -----------        -----------

Net income                                      $ 3,674,477        $ 5,837,476
                                                ===========        ===========

Earnings per common share - basic               $      0.38        $      0.66
                                                ===========        ===========

Earnings per common share - diluted             $      0.38        $      0.66
                                                ===========        ===========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ATALANTA/SOSNOFF CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                             SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

                                                Additional
                                  Common          Paid-In         Retained        Unrealized         Unearned
                                  Stock           Capital         Earnings        Gains - Net      Compensation         Total
                                  -----           -------         --------        -----------      ------------         -----

Balance -
December 31, 1997              $    95,874      $24,648,499      $52,963,643      $ 1,286,794      ($8,439,023)      $70,555,787

Unrealized gains from
investments, net of
deferred taxes                                                                      4,863,283                          4,863,283

Amortization of unearned
compensation                                                                        1,125,204         1,125,204

Net Income                                                        3,674,477                                            3,674,477
                               -----------      -----------       ---------       -----------        ---------       -----------

Balance -
June 30, 1998                  $    95,874      $24,648,499      $56,638,120      $ 6,150,077      ($7,313,819)      $80,218,751
                               ===========      ===========      ===========      ===========      ===========       ===========






           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                   1998                1997
                                                -----------        -----------
Cash flows from operating activities:
     Net income                                 $ 3,674,477        $ 5,837,476

Adjustments to reconcile net income
to net cash provided by operating
activities:
     Depreciation                                    92,947             65,917
     Amortization                                 1,125,204
     Realized and unrealized gains from
       investments, net                          (3,424,105)        (5,031,266)

Increase (decrease) from changes in:

     Accounts receivable                            455,882            500,405
     Other assets                                   212,877            (26,575)
     Accounts payable and other liabilities         111,656            345,900
     Accrued compensation payable                  (403,526)          (971,462)
     Income taxes payable                          (619,511)         1,461,761
     Separation costs payable                      (350,000)              --
                                                -----------        -----------

       Net cash provided
         by operating activities                    875,901          2,182,156
                                                -----------        -----------

Cash flows from investing activities:

     Receivable from clearing broker, net         1,323,473         (4,618,131)
     Purchases of fixed assets                      (28,887)          (126,982)
     Purchases of investments                   (61,013,292)       (33,697,445)
     Proceeds from sales of investments          60,108,485         46,564,892
                                                -----------        -----------

       Net cash provided by
         investing activities                       389,779          8,122,334
                                                -----------        -----------

Net increase in cash and cash equivalents         1,265,680         10,304,490
Cash and cash equivalents, beginning of year      3,805,243          5,585,953
                                                -----------        -----------

Cash and cash equivalents, end of period        $ 5,070,923        $15,890,443
                                                ===========        ===========

Supplemental disclosure of cash
    flow information: Cash paid
    during the period for:
       Interest                                 $    28,631        $    22,341
                                                ===========        ===========
       Income taxes                             $ 3,395,511        $ 3,354,239
                                                ===========        ===========



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ATALANTA/SOSNOFF CAPITAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           UNAUDITED INFORMATION
                  ---------------------

         The accompanying condensed consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation ("Holding Company") and its direct and indirect wholly-owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), and Atalanta/Sosnoff Management Corporation ("Management").

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and 1997. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1997 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

Note 2:           NON-CASH COMPENSATION EXPENSE ("NCCE")
                  --------------------------------------

NCCE of approximately $563,000 was charged to operations in the second quarter of 1998, compared with none in the second quarter of 1997. NCCE of approximately $1.13 million was charged to operations in the first six months of 1998, compared with none in the first half of 1997. (See Note 3 below).

Note 3:           1996 LONG TERM INCENTIVE PLAN ("LTIP")
                  --------------------------------------

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

Note 4:           NET INCOME PER SHARE
                  --------------------

         Primary earnings per share amounts were computed based on 9,587,401 and 8,812,401 weighted average common shares outstanding in the second quarters of 1998 and 1997, respectively, as well as in each of the first six months of 1998 and 1997, respectively.

         Diluted earnings per share amounts were computed based on 9,609,520 and 8,829,789 weighted average common shares outstanding in the second quarters of 1998 and 1997, respectively, and 9,608,178 and 8,828,541 weighted average common shares outstanding in the first six months of 1998 and 1997, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

         See Exhibit ll for further details on the computation of net income per share.

Note 5:           INVESTMENTS, AT MARKET
                  ----------------------

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

Note 6:           INCOME TAXES
                  ------------

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

Part I.  Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.

I.       GENERAL
         -------

         Total assets total $87.1 million at June 30, 1998, compared with $75.4 million at December 31, 1997, and book value per share totaled $8.37 at June 30, 1998, compared with $7.36 at December 31, 1997.

         Cash and cash equivalents totaled $5.1 million at June 30, 1998, compared with $3.8 million at December 31, 1997. Investments (at market) totaled $71.7 million at June 30, 1998, compared with $63.0 million at the end of 1997. Unrealized gains on investments, net of deferred taxes, totaled $6.2 million at June 30, 1998, compared with $1.3 million at December 31, 1997.

         Owing to the loss of sizeable institutional accounts in 1997 and 1998, and some withdrawals from existing accounts, partially offset by strong performance results in equity accounts over the last year, assets under management at June 30, 1998 totaled $2.22 billion, 23% less than a year ago, and 17% below year-end 1997. Account losses have been the result of below market performance for equity accounts in 1996 and 1997.

         Net income totaled $1.9 million ($.20 per share diluted) for the three months ended June 30, 1998, compared with $3.6 million ($.41 per share diluted) for the same period in 1997. Before non-cash compensation charges of $563,000, net income totaled $.23 per share diluted in the 1998 quarter. Income from money management operations before taxes ("operating income") decreased 37% to $1.1 million, compared with $1.7 million in the 1997 quarter. Excluding non-cash compensation charges, operating income declined 4% in the 1998 quarter. Other income decreased 55% during the same period.

         Net income totaled $3.7 million ($.38 per share diluted) for the six months ended June 30, 1998, compared with $5.8 million ($.66 per share diluted) for the same period in 1997. Before non-cash compensation charges of $1.13 million, net income totaled $.45 per share diluted in the first half of 1998. Operating income decreased 42% to $2.1 million in the 1998 period, compared with $3.7 million in the first half of 1997. Excluding non-cash compensation charges, operating income declined 12% in the 1998 period. Other income decreased 38% during the same period.

         The Company's second largest account ($311 million in managed assets) terminated at the end of May. This account generated 3.8% of operating revenues in 1997. While total operating revenues may decline in 1998, the Company intends to continue to keep operating expenses under close control.

II.      ASSETS UNDER MANAGEMENT
         -----------------------

         Assets under management totaled $2.22 billion at June 30, 1998, compared with $2.70 billion on March 31, 1998, $2.68 billion on December 31, 1997, and $2.87 billion on June 30, 1997.

         During the second quarter of 1998, new accounts totaled $8 million, net withdrawals out of client accounts totaled $609 million, and performance increased client account balances by $122 million.

         For the six months ended June 30, 1998, new accounts totaled $10 million, net withdrawals out of client accounts totaled $888 million, and performance increased client account balances by $417 million.

         In the twelve months ended June 30, 1998, new accounts totaled $14 million, net withdrawals out of client accounts totaled $1,233 million, and performance added $575 million to managed assets.

III.     RESULTS OF OPERATIONS
         ---------------------

         QUARTERLY COMPARISON
         --------------------

         In the second quarter of 1998 operating revenues totaled $4.5 million, compared with $4.5 million a year ago. Average managed assets totaled $2.54 billion in the 1998 quarter, or 8% less than the $2.75 billion average in the second quarter of 1997, and 5% below the $2.67 billion average in the first quarter of 1998.

         Owing to the non-cash compensation charges of $563,000, operating expenses increased 23% to $3.4 million, compared with $2.8 million a year ago. Before these charges, operating expenses totaled $2.9 million, or a 3% increase over 1997. As a result, operating income before non-cash compensation charges declined 4% to $1.6 million (36% margin), compared with $1.7 million (38% margin) in the 1997 quarter. Reported operating income declined 37% to total $1.1 million in the 1998 quarter.

         Operating income totaled 33% of pre-tax income in the second quarter of 1998, compared with 26% in the 1997 quarter. Other income totaled $2.2 million in the 1998 quarter, which included $1.8 million in net realized and unrealized capital gains. Other income totaled $4.9 million for the same period a year ago, reflecting net realized and unrealized capital gains of $4.4 million.

         The following table depicts variances in significant income statement items for the three months ended June 30, 1998 compared with the same period in 1997. Explanations of the variances follow the table.

                                         (000's)
                                 3 Months Ended June 30
                                 ----------------------            Percentage
                                   1998        1997                 Change
                                  -----       ------                ------

A. Advisory fees                  $4,117      $4,079                  +1%

B. Employees' compensation         2,404       1,825                  +32

C. Non-compensation expenses       1,042         980                  +6

D. Other income, net               2,186       4,910                  -55

E. Income taxes                    1,368       3,011                  -55

         o The increase in advisory fees is due to an increase in the weighted fee yield, partially offset by the decline in average assets under management previously discussed.

         o The increase in employees' compensation is the result of $563,000 in non-cash compensation charges recorded in the 1998 quarter, compared with none in the 1997 quarter. Excluding this charge, compensation expense increased 1%.

         o Non-compensation expenses increased from a year ago due to one-time increases in various professional fees.

         o Other income decreased due to a 60% decrease in net realized and unrealized capital gains, and an 18% decrease in interest and dividend income.

         o    Income taxes decreased due to the 51% decline in pre-tax income.

         SIX MONTH COMPARISON
         --------------------

         In the first six months of 1998 operating revenues decreased 3% to $9.0 million, compared with $9.3 million in the 1997 period. Average managed assets totaled $2.59 billion in the first half of 1998, or 7% less than the $2.79 billion average in the first six months of 1997.

         Owing to the non-cash compensation charges of $1.13 million, operating expenses increased 22% to $6.8 million, compared with $5.6 million a year ago. Before these charges, operating expenses totaled $5.7 million, or a 2% increase over 1997. As a result, operating income before non-cash compensation charges declined 12% to $3.3 million (36% margin), compared with $3.7 million (40% margin) in the 1997 period. Reported operating income declined 42% to total $2.1 million in the 1998 period.

         Operating income totaled 33% of pre-tax income in the first half of 1998, compared with 35% in the 1997 period. Other income totaled $4.3 million in the 1998 period, which included $3.4 million in net realized and unrealized capital gains. Other income totaled $7.0 million for the same period a year ago, reflecting net realized and unrealized capital gains of $5.0 million.

         The following table depicts variances in significant income statement items for the six months ended June 30, 1998 compared with the same period in 1997. Explanations of the variances follow the table.

                                       (000's)
                                6 Months Ended June 30
                                ----------------------            Percentage
                                    1998       1997                 Change
                                   -----      ------                ------

A. Advisory fees                  $8,113      $8,464                  -4%

B. Employees' compensation         4,883       3,699                  +32

C. Non-compensation expenses       1,935       1,873                  +3

D. Other income, net               4,313       6,956                  -38

E. Income taxes                    2,776       4,816                  -42

         o The decrease in advisory fees is due to the decline in average assets under management previously discussed.

         o The increase in employees' compensation is the result of $1.13 million in non-cash compensation charges recorded in the 1998 period, compared with none in the 1997 period. Excluding this charge, compensation expense increased 2%.

         o Non-compensation expenses increased from a year ago due to one-time increases in various professional fees.

         o Other income decreased due to a 32% decrease in net realized and unrealized capital gains, and a 53% decline in interest and dividend income (primarily due to a special dividend received in 1997).

         o   Income taxes decreased due to the 39% decline in pre-tax income.

IV.      LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At June 30, 1998 the Company had cash and cash equivalents of $5.1 million, compared with $3.8 million at the end of 1997. Operating activities provided net cash inflows of $876,000 in the six months ended June 30, 1998, compared with $2.2 million in the same period in 1997. This reflects the changing levels of operating income and net income over those periods. Net cash provided by investing activities totaled $390,000 in the 1998 period, compared with $8.1 million in the similar 1997 period.

         Investments in marketable securities aggregated $71.7 million at June 30, 1998, compared with $63.0 million at the end of 1997. Shareholders' equity totaled $80.2 million at June 30, 1998, compared with $70.6 million at the end of 1997, primarily due to net income of $3.7 million recorded in the first six months of 1998, and the net unrealized gain of $6.2 million in shareholders' equity at June 30, 1998, compared with $1.3 million at the end of 1997. At June 30, 1998, the Company had no liabilities for borrowed money.

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

                                      Atalanta/Sosnoff Capital Corporation

         Date:    August 6, 1998      /s/  Martin T. Sosnoff
                                      -----------------------------
                                      Martin T. Sosnoff
                                      Chairman of the Board and
                                      Chief Executive Officer

         Date:    August 6, 1998      /s/  Anthony G. Miller
                                      -----------------------------
                                      Anthony G. Miller
                                      Executive Vice President,
                                      Chief Operating Officer and
                                      Chief Financial Officer

                                 EXHIBIT INDEX




         Exhibit
         Number     Description                           Page
         ------     -----------                           ----

          2         None
          4         None
         11         Computation of Earnings per Share       18
         15         None
         18         None
         20         None
         23         None
         24         None
         25         None
         27         Financial Data Schedule                19
         28         None