Form 10-Q
period 1998-09-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1998-11-12
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
September 30, 1998                                Commission File Number: 1-9137


                      ATALANTA/SOSNOFF CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              13-3339071
--------------------------------                      --------------------------
(State or other jurisdiction                          (I.R.S. Employer I.D. No.)
of incorporation or organization)

101 PARK AVENUE, NEW YORK, NEW YORK                           10178
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

Yes  X        No

As of November 6, 1998 there were 9,587,401 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                    INDEX

Part I - Financial Information                                          PAGE NO.
                                                                        --------

         Item 1 - Financial Statements
                  Condensed Consolidated Statements
                  of Financial Condition - September 30, 1998
                  and December 31, 1997                                        3

                  Condensed Consolidated Statements
                  of Income - Three and Nine Months Ended
                  September 30, 1998 and 1997                                4-5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity
                  - Nine Months Ended September 30, 1998                       6

                  Condensed Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 30, 1998 and 1997                                  7

                  Notes to Condensed Consolidated                           8-10
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements           11

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                                12-17

Part II - Other Information

  Items 1-6                                                                   18

Signatures                                                                    19

Exhibit Index                                                                 20

Exhibit 11 - Computation of Earnings Per Share                                21

Exhibit 27 - Financial Data Schedule                                          22

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (UNAUDITED)

ASSETS                                                     SEPTEMBER 30, 1998               DECEMBER 31, 1997
------                                                     ------------------               -----------------
Cash and cash equivalents                                          $3,591,392                       $3,805,243
Accounts receivable                                                 2,638,272                        3,355,399
Receivable from clearing broker                                             0                        1,323,473
Investments, at market                                             69,185,349                       63,039,613
Investments in limited partnerships                                 5,740,212                        1,928,454
Fixed assets, net                                                     707,161                          789,361
Exchange memberships, at cost                                         402,000                          402,000
Other assets                                                        1,155,778                          769,281
                                                                    ---------                          -------

     Total assets                                                 $83,420,164                      $75,412,824
                                                                  ===========                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

     Accounts payable and other liabilities                          $965,356                         $854,039
     Payable to clearing broker                                       118,991                                0
     Accrued compensation payable                                     370,465                          839,424
     Income taxes payable                                           2,683,251                        1,763,574
     Separation costs payable                                         875,000                        1,400,000
                                                                      -------                        ---------

     Total liabilities                                              5,013,063                        4,857,037
                                                                    ---------                        ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                       -------                          -------
     Common stock, $.01 par value; 30,000,000
       shares authorized; 9,587,401 shares
       issued and outstanding                                          95,874                           95,874
     Additional paid-in capital                                    24,389,499                       24,648,499
     Retained earnings                                             59,076,867                       52,963,643
     Unrealized gains from investments,
       net of deferred tax liabilities                              1,596,078                        1,286,794
     Unearned compensation                                         (6,751,217)                      (8,439,023)
                                                                    ---------                        ---------

     Total shareholders' equity                                    78,407,101                       70,555,787
                                                                   ----------                       ----------

     Total liabilities and shareholders' equity                   $83,420,164                      $75,412,824
                                                                  ===========                      ===========

Book value per share                                                    $8.18                            $7.36
                                                                        =====                            =====





            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                       SEPTEMBER 30, 1998                      SEPTEMBER 30, 1997
                                                       ------------------                      ------------------
Revenues:

     Advisory fees                                             $3,592,550                           $4,442,698
     Commissions and other                                        375,351                              346,733
                                                                  -------                              -------

         Total revenues                                         3,967,901                            4,789,431
                                                                ---------                            ---------

Costs and expenses:
     Employees' compensation                                    2,432,017                            1,915,720
     Clearing and execution costs                                 129,856                              109,049
     Selling expenses                                              95,828                               97,642
     General and administrative expenses                          494,250                            1,100,822
     Separation costs                                                   0                            1,400,000
                                                                ---------                            ---------

     Total costs and expenses                                   3,151,951                            4,623,233
                                                                ---------                            ---------

     Operating income                                             815,950                              166,198
                                                                  -------                              -------

Other income (expense):
     Interest and dividend income                                 375,138                              545,762
     Interest expense                                             (10,052)                             (13,386)
     Realized and unrealized gains
       from investments, net                                    3,143,714                            2,503,502
                                                                ---------                            ---------

     Other income, net                                          3,508,800                            3,035,878
                                                                ---------                            ---------

Income before provision for income taxes                        4,324,750                            3,202,076

Provision for income taxes                                      1,886,000                            1,456,000
                                                                ---------                            ---------

Net income                                                     $2,438,750                           $1,746,076
                                                               ==========                           ==========

Earnings per common share - basic                                   $0.25                                $0.20
                                                                    =====                                =====

Earnings per common share - diluted                                 $0.25                                $0.19
                                                                    =====                                =====



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                           -----------------
                                                       SEPTEMBER 30, 1998                      SEPTEMBER 30, 1997
                                                       ------------------                      ------------------
Revenues:
     Advisory fees                                            $11,705,783                          $12,906,814
     Commissions and other                                      1,217,570                            1,152,027
                                                                ---------                            ---------

         Total revenues                                        12,923,353                           14,058,841
                                                               ----------                           ----------

Costs and expenses:
     Employees' compensation                                    7,315,343                            5,614,766
     Clearing and execution costs                                 431,848                              392,147
     Selling expenses                                             322,896                              293,118
     General and administrative expenses                        1,899,990                            2,495,532
     Separation costs                                                   0                            1,400,000
                                                                ---------                            ---------

     Total costs and expenses                                   9,970,077                           10,195,563
                                                                ---------                           ----------

     Operating income                                           2,953,276                            3,863,278
                                                                ---------                            ---------

Other income (expense):
     Interest and dividend income                               1,292,816                            2,493,231
     Interest expense                                             (38,684)                             (35,727)
     Realized and unrealized gains
       from investments, net                                    6,567,818                            7,534,768
                                                                ---------                            ---------

     Other income, net                                          7,821,950                            9,992,272
                                                                ---------                            ---------

Income before provision for income taxes                       10,775,226                           13,855,550

Provision for income taxes                                      4,662,000                            6,272,000
                                                                ---------                            ---------

Net income                                                     $6,113,226                           $7,583,550
                                                               ==========                           ==========

Earnings per common share - basic                                   $0.64                                $0.86
                                                                    =====                                =====

Earnings per common share - diluted                                 $0.64                                $0.85
                                                                    =====                                =====



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                            Additional
                                Common       Paid-In        Retained         Unrealized          Unearned
                                Stock        Capital        Earnings         Gains - Net       Compensation        Total
                                ------      ----------      --------         -----------       ------------        -----
Balance -
December 31, 1997               $95,874    $24,648,499     $52,963,643       $1,286,794        ($8,439,023)    $70,555,787

Unrealized gains from
investments, net of
deferred taxes                                                                  309,284                            309,284

Amortization of
unearned
compensation
                                             (259,000)                                            1,687,806      1,428,806
Net Income                                                   6,113,226                                           6,113,226
                                -------    -----------     -----------       ----------        ------------    -----------

Balance -
September 30, 1998              $95,874    $24,389,499     $59,076,869       $1,596,078        ($6,751,217)    $78,407,103
                                =======    ===========     ===========       ==========        ============    ===========




            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                         1998                           1997
                                                                       --------                       ---------
Cash flows from operating activities:
     Net income                                                       $6,113,226                    $7,583,550

Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation                                                        140,796                       109,152
     Amortization                                                      1,687,806                             0
     Realized and unrealized gains from
       investments, net                                               (6,567,818)                   (7,534,768)

Increase (decrease) from changes in:
     Accounts receivable                                                 717,127                       408,566
     Other assets                                                       (386,497)                      240,437
     Accounts payable and other liabilities                              111,317                       581,425
     Accrued compensation payable                                       (468,959)                     (909,773)
     Income taxes payable                                                713,489                      (176,384)
     Separation costs payable                                           (525,000)                    1,400,000
                                                                       ---------                     ---------

       Net cash provided by operating activities                       1,535,487                     1,702,205
                                                                       ---------                     ---------

Cash flows from investing activities:
     Receivable from clearing broker, net                              1,204,482                     2,565,920
     Purchases of fixed assets                                           (58,596)                     (284,742)
     Purchases of investments                                       (105,011,666)                  (57,154,685)
     Proceeds from sales of investments                              102,116,442                    61,623,852
                                                                     -----------                    ----------

       Net cash (used in)/provided by investing activities            (1,749,338)                    6,750,345
                                                                       ---------                     ---------

Cash flows from financing activities:
       Issuance of restricted shares                                           0                         7,750
                                                                       ---------                     ---------

       Net cash provided by investing activities                               0                         7,750
                                                                       ---------                     ---------

Net increase (decrease) in cash and cash equivalents                    (213,851)                    8,460,300
Cash and cash equivalents, beginning of year                           3,805,243                     5,585,953
                                                                       ---------                     ---------

Cash and cash equivalents, end of period                              $3,591,392                   $14,046,253
                                                                      ==========                   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                          $38,684                       $35,727
                                                                         =======                       =======
       Income taxes                                                   $4,207,511                    $6,448,384
                                                                      ==========                    ==========


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1997 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

Note 2:           Non-Cash Compensation Charges ("NCCC")

NCCC of approximately $563,000 were charged to operations in the third quarter of 1998, compared with none in the third quarter of 1997. NCCC of approximately $1.7 million were charged to operations in the first nine months of 1998, compared with none in the first nine months of 1997. (See Note 3 below).

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

Note 4:         1997 Special Charges

During the third quarter of 1997, special charges totaling $1.9 million were recorded, comprised of $1.4 million in separation costs and $.5 million in various professional fees.

The separation costs relate to the Company's termination without cause of its former president on August 15, 1997, and the resulting severance payments due him over the following two years.

During the third quarter of 1997, the Company also disclosed (see Form 8-K as filed) that it had abandoned an attempt to take the Company private. Costs associated with this abandoned transaction totaled $492,000, primarily in the form of fees to financial advisors, legal counsel, and accounting firms.

Note 5:           Net Income Per Share

Primary earnings per share amounts were computed based on 9,587,401 and 8,930,336 weighted average common shares outstanding in the third quarters of 1998 and 1997, respectively, and 9,587,401 and 8,852,145 weighted average common shares outstanding in the first nine months of 1998 and 1997, respectively.

Diluted earnings per share amounts were computed based on 9,596,232 and 9,043,680 weighted average common shares outstanding in the third quarters of 1998 and 1997, respectively, and 9,602,054 and 8,891,989 weighted average common shares outstanding in the first nine months of 1998 and 1997, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

See Exhibit ll for further details on the computation of net income per share.

Note 6:           Investments, at Market

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

Note 7:           Income Taxes

The Company records income taxes in accordance with the provisions of SFAS No.
109. Accordingly, deferred taxes are provided to reflect temporary differences between the recognition of income and expense for financial reporting and tax purposes.

Note 8:           Subsequent Event

Subject to the overall supervision and control of the Company, a Senior Vice President and Portfolio Manager of a Company subsidiary has provided sole investment management and brokerage services to certain of the accounts of Company clients (the "SVP Accounts").

Pursuant to a facilities arrangement with SVP, the Company historically has paid the resulting pre-tax operating income attributable to the SVP Accounts to the SVP as compensation and related benefits. On October 29, 1998, the SVP and the Company entered into a new facilities arrangement, effective as of October 1, 1998, for the period ended December 21, 2000, in contemplation of the SVP transferring sole investment management and brokerage services of the SVP Accounts to the Company.

Pursuant to this agreement, the Company will make payments in three installments in January of 1999, 2000 and 2001 based upon a multiple of annualized revenues of the SVP Accounts in the fourth quarter of 1998, 1999 and 2000, respectively. The Company estimates that the related compensation will total approximately $3 million, based on the SVP Accounts current asset value, and will be recognized ratably as compensation expense over the term of the arrangement.

Additionally, the SVP's compensation related to the pre-tax operating income will decline from 100% in the twelve-month period ended September 30, 1998, to 50% in the comparable 1999 period, and to 25% in the comparable 2000 period.
The SVP will be required to remain an employee through year 2000, and may remain an employee or consultant thereafter.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition", and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following general economic and business conditions: the loss of, or the failure to replace, any significant clients; changes in the relative investment performance of client or firm accounts and changes in the financial marketplace, particularly in the securities markets; the Year 2000 Issue. These forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

   I.    General

         Assets totaled $83.4 million at September 30, 1998, compared with $75.4 million at December 31, 1997, and book value per share totaled $8.18 at September 30, 1998, compared with $7.36 at December 31, 1997.

         Cash and cash equivalents totaled $3.6 million at September 30, 1998, compared with $3.8 million at December 31, 1997. Investments (at market) totaled $69.2 million at September 30, 1998, compared with $63.0 million at the end of 1997. Unrealized gains on investments, net of deferred taxes, totaled $1.6 million at September 30, 1998, compared with $1.3 million at December 31, 1997.

         Owing to the loss of sizeable institutional accounts in 1997 and 1998, and some withdrawals from existing accounts, partially offset by positive performance results in equity accounts over the last year, assets under management at September 30, 1998 totaled $2.02 billion, 30% less than a year ago, and 25% below year-end 1997. Account losses have been the result of below market performance for equity accounts in 1996 and 1997.

         Net income totaled $2.4 million ($.25 per share diluted) for the three months ended September 30, 1998, compared with $1.7 million ($.19 per share diluted) for the same period in 1997. Before non-cash compensation charges of $563,000, net income totaled $.29 per share diluted in the 1998 quarter. Income from money management operations before taxes ("operating income") increased 391% to $816,000 compared with $166,000 in the 1997 quarter. Excluding 1998 non-cash compensation charges (see Note 2) and 1997 special charges totaling $1.9 million (see Note 4), operating income declined 33% in the 1998 quarter. Other income increased 16% during the same period.

         Net income totaled $6.1 million ($.64 per share diluted) for the nine months ended September 30, 1998, compared with $7.6 million ($.85 per share diluted) for the same period in 1997. Before non-cash compensation charges of $1.7 million, net income totaled $.74 per share diluted in the first nine months of 1998. Operating income decreased 24% to $3.0 million in the 1998 period, compared with $3.9 million in the first nine months of 1997. Excluding 1998 non-cash compensation charges and 1997 special charges, operating income declined 19% in the 1998 period. Other income decreased 22% during the same period.

         As previously reported, the Company's second largest account ($311 million in managed assets) terminated at the end of May. This account generated 3.8% of operating revenues in 1997. While total operating revenues may decline in 1998, the Company intends to continue to keep operating expenses under close control.

   II.   Assets Under Management

         Assets under management totaled $2.02 billion at September 30, 1998, compared with $2.22 billion on June 30, 1998, $2.68 billion on December 31, 1997, and $2.88 billion on September 30, 1997.

         During the third quarter of 1998, new accounts totaled $2 million, net withdrawals out of client accounts totaled $7 million, and performance decreased client account balances by $196 million.

         For the nine months ended September 30, 1998, new accounts totaled $12 million, net withdrawals out of client accounts totaled $895 million, and performance increased client account balances by $221 million.

         In the twelve months ended September 30, 1998, new accounts totaled $15 million, net withdrawals out of client accounts totaled $1,037 million, and performance added $162 million to managed assets.

         Account losses and net cash withdrawn from existing accounts are primarily the result of the 1996 and 1997 below market performance for equity accounts. Performance in the first nine months of 1998 was strong on an absolute and relative basis, and the Company's peer group rankings continue to improve. Net client withdrawals were minimal in the third quarter of 1998.

   III.  Results of Operations

         Quarterly Comparison

         In the third quarter of 1998 operating revenues totaled $4.0 million, compared with $4.8 million a year ago. Average managed assets totaled $2.10 billion in the 1998 quarter, or 27% less than the $2.88 billion average in the third quarter of 1997, and 17% below the $2.54 billion average in the second quarter of 1998.

         Operating expenses decreased 32% to $3.2 million, compared with $4.6 million a year ago. After adjusting for the 1998 non-cash compensation charges, and special charges recorded in the 1997 third quarter, operating expenses decreased 5% compared with the 1997 quarter. As a result, operating income as adjusted declined 33% to $1.4 million (35% margin), compared with $2.1 million (43% margin) in the 1997 quarter.

         Other income totaled $3.5 million in the 1998 quarter, which included $3.1 million in net realized and unrealized capital gains. Other income totaled $3.0 million for the same period a year ago, reflecting net realized and unrealized capital gains of $2.5 million.

         The following table depicts variances in significant income statement items for the three months ended September 30, 1998 compared with the same period in 1997. Explanations of the variances follow the table.

                                                         (000's)
                                               3 Months Ended September 30
                                               ---------------------------           Percentage
                                               1998                  1997               Change
                                               -----                ------              ------
         A. Advisory fees                      $3,593              $4,443                 -19%
         B. Employees' compensation             2,432               1,916                 +27
         C. Non-compensation expenses             720               1,307                 -45
         D. Separation costs                      ---               1,400                -100
         E. Other income, net                   3,509               3,036                 +16
         F. Income taxes                        1,886               1,456                 +30

     . The decrease in advisory fees is due to the 27% decline in average assets under management previously discussed, partially offset by an increase in the weighted fee yield.

     . The increase in employees' compensation is the result of $563,000 in non-cash compensation charges recorded in the 1998 quarter, compared with none in the 1997 quarter. Excluding this charge, compensation expense decreased 2.5%.

     . Non-compensation expenses decreased from a year ago due to $492,000 in special charges recorded in the 1997 quarter. Excluding these charges, non-compensation expenses decreased 12%.

     . Separation costs of $1.4 million were recorded in the third quarter of 1997 relating to the termination without cause of the Company's former president.

     . Other income increased due to a 26% increase in net realized and unrealized capital gains, partially offset by a 32% decrease in net interest and dividend income.

     .    Income taxes increased due to the 35% increase in pre-tax income.

         Nine Month Comparison

         In the first nine months of 1998 operating revenues decreased 8% to $12.9 million, compared with $14.1 million in the 1997 period. Average managed assets totaled $2.43 billion in the first nine months of 1998, or 14% less than the $2.82 billion average in the first nine months of 1997.

         Operating expenses decreased 2% to $10.0 million, compared with $10.2 million a year ago. After adjusting for the 1998 non-cash compensation charges, and special charges recorded in 1997, operating expenses were unchanged compared with 1997. As a result, operating income as adjusted declined 19% to $4.6 million (36% margin), compared with $5.8 million (41% margin) in the 1997 period.

         Other income totaled $7.8 million in the 1998 period, which included $6.6 million in net realized and unrealized capital gains. Other income totaled $10.0 million for the same period a year ago, reflecting net realized and unrealized capital gains of $7.5 million.

         The following table depicts variances in significant income statement items for the nine months ended September 30, 1998 compared with the same period in 1997. Explanations of the variances follow the table.


                                                           (000's)
                                                 9 Months Ended September 30
                                                 ---------------------------           Percentage
                                                 1998                  1997               Change
                                                 -----                ------              ------
         A. Advisory fees                       $11,706             $12,907                   -9%
         B. Employees' compensation               7,315               5,615                  +30
         C. Non-compensation expenses             2,655               3,181                  -17
         D. Separation costs                        ---               1,400                 -100
         E. Other income, net                     7,822               9,992                  -22
         F. Income taxes                          4,662               6,272                  -26



     . The decrease in advisory fees is due to the 14% decline in average assets under management previously discussed, partially offset by an increase in the weighted fee yield.

     . The increase in employees' compensation is the result of $1.7 million in non-cash compensation charges recorded in the 1998 period, compared with none in the 1997 period. Excluding this charge, compensation expense was unchanged from a year ago.

     . Non-compensation expenses decreased from a year ago due to $492,000 in special charges recorded in 1997. Excluding these charges, non-compensation expenses decreased 1% in the 1998 period.

     . Separation costs of $1.4 million were recorded in 1997 relating to the termination without cause of the Company's former president.

     . Other income decreased due to a 13% decrease in net realized and unrealized capital gains, and a 49% decline in net interest and dividend income (primarily due to a special dividend received in 1997).

     .    Income taxes decreased due to the 22% decline in pre-tax income.

IV.      Liquidity and Capital Resources

         At September 30, 1998 the Company had cash and cash equivalents of $3.6 million, compared with $3.8 million at the end of 1997. Operating activities provided net cash inflows of $1.5 million in the nine months ended September 30, 1998, compared with $1.7 million in the same period in 1997, reflecting the changing levels of operating income and net income over those periods. Net cash used in investing activities totaled $1.7 million in the 1998 period, compared with net cash provided of $6.8 million in the similar 1997 period.

         Investments in marketable securities aggregated $69.2 million at September 30, 1998, compared with $63.0 million at the end of 1997. Shareholders' equity totaled $78.4 million at September 30, 1998, compared with $70.6 million at the end of 1997, primarily due to net income of $6.1 million recorded in the first nine months of 1998. At September 30, 1998, the Company had no liabilities for borrowed money.

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

         The first 25% of this award vested on September 17, 1998 at a market price of $8.50 per share, resulting in a permanent tax difference compared with the $11.625 per share the award is being amortized at. This resulted in a $259,000 charge to paid-in capital during the third quarter of 1998.

         The Company believes that the foreseeable capital and liquidity requirements of its existing businesses will continue to be met with funds generated from operations.

         Year 2000

         As all businesses in the securities industry, the Company's operating businesses are materially dependent on the efficient and continuous operation of their information technology systems (consisting of computer software, hardware, local and remote communications networks) and the imbedded microprocessors in its equipment. Substantially all aspects of the securities industry's activities are time sensitive, including the execution, processing, settlement and recording of securities transactions, the maintenance and transmission of information about such transactions and the collection and analysis of information about issuers, markets and economies. Moreover, all of these functions are highly interdependent and rely on the functioning of the information technology systems of other organizations in the securities industry, including counterparties, brokers, clearing agents and custodians.

         Because of the potential impact of the Year 2000 Issue ("Y2K") on the securities industry, the Securities and Exchange Commission and other regulatory and self-regulatory securities organizations have monitored and required reports from their members concerning Y2K and encouraged planning for system wide function tests. Y2K arises because of concern that there is widely distributed in information technology systems and imbedded microprocessors date recognition and processing functions which designate and recognize a year by the year's last two digits and therefore would not distinguish a year in the twenty-first century from one in the twentieth century.

         The Company has conducted a full assessment of its information technology systems and imbedded technology to determine whether they are Y2K compliant (i.e., that they will recognize and specify dates to properly function in the year 2000 and thereafter). It anticipates that it will have completed the remediation and testing of all critical systems by the end of 1998. It has completed approximately two-thirds of that process. It has begun point-to-point testing with the systems of third parties with which its systems interfaces and anticipates that this process will be completed by mid-1999.

         The Company plans to participate in several industry-wide tests next year. Implementation of remediation and testing of non-critical systems is substantially complete. Because much of the Company's information technology systems are proprietary and maintained by its designer and MIS employees, Y2K compliance has been conducted in the normal course of business without material incremental expenditures or personnel. In the cases where external support in the form of software upgrades or services are required, the Company anticipates that they will be provided by suppliers in the fourth quarter of 1998. Based on its progress to date, the Company does not believe that the costs of Y2K compliance will have a material effect on its financial position, results of operations or cash flow.

         However, the Company is closely monitoring the progress of third parties' information technology systems in Y2K compliance on which its systems are dependent. It has solicited and received assurances of progress from such third parties and is evaluating their responses. The Company has developed contingency plans in the event of Y2K compliance failure by such third parties based on non-digital, traditional systems for securities execution, processing, settlement and record keeping which it intends to continue to develop based on the results of testing next year. The Company is not currently in a position to assess the effect of critical third parties' ability to achieve Y2K compliance but believes that the impact of failure would be adverse to its business.

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

                      Atalanta/Sosnoff Capital Corporation

         Date:    November 9, 1998           /s/  Martin T. Sosnoff
                                             ----------------------
                                             Martin T. Sosnoff
                                             Chairman of the Board and
                                             Chief Executive Officer

         Date:    November 9, 1998           /s/  Anthony G. Miller
                                             ----------------------
                                             Anthony G. Miller
                                             Executive Vice President,
                                             Chief Operating Officer and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit
         Number            Description                                     Page
         -------           -----------                                     ----
          2                None
          4                None
         11                Computation of Earnings per Share                21
         15                None
         18                None
         19                None
         20                None
         23                None
         24                None
         25                None
         27                Financial Data Schedule                          22
         28                None