Form 10-K405
period 1998-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1999-03-30
CIK 792449

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 1998
                              -----------------

                              OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                              ------------  ------------
Commission File Number 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    13-3339071
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

101 Park Avenue, New York, New York                          10178
(Address of principal executive officers)                  (zip code)

(Registrant's telephone number, including area code)     (212) 867-5000

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

                                NONE
                                ----
                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                   NO
            ---------                 ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares of common stock *
outstanding at March 23, 1999:  9,338,401

* (voting; only class outstanding)

Aggregate market value of voting and
non-voting common equity held by non-
affiliates, as of March 23, 1999:  $13,850,865

Documents incorporated by reference: Proxy Statement for the 1999 Annual Meeting of Stockholders (incorporated in part in Form 10-K, Part III)

Exhibit Index is located on page 30.

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the loss of, or the failure to replace, any significant clients; changes in the relative investment performance of client or firm accounts and changes in the financial marketplace, particularly in the securities markets. These forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Client Relationships

     General. Investment management clients include corporate and public retirement plans, endowments, charitable and religious organizations, and individuals in both taxable and tax-exempt accounts. The Company manages accounts of its clients under investment advisory agreements. These agreements are generally terminable upon short notice and provide for compensation based on the market value of the client assets under management. Generally, annual institutional account fees are 1% of assets under management, and, for larger accounts, may include performance fees or reductions in fees on incremental assets to as low as 0.2%. Individual and smaller institutional account fees are generally 1% of assets under management. Some institutional account clients have consented to the use of the Management as broker for certain portfolio transactions. The Company generally requires that individual and smaller institutional account clients use Management as broker.

     The largest single client generated approximately 3.7% of the Company's total revenues for the year ended December 31, 1998. The Company's ten largest clients, as of December 31, 1998, accounted for approximately 25% of total revenues for the year then ended.

     Assets under management decreased 10% in 1998, from $2.68 billion at December 31, 1997 to $2.41 billion at December 31, 1998. This decline is primarily the result of net cash outflows in client accounts totaling $874 million in 1998, partially offset by strong performance results. See "Institutional Clients" on page 4 for further discussion. For a discussion of this development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Summary and Assets under Management."

     The following table depicts assets under management at the last three year-ends by type of client:


                                               ($ millions)

                                     1998            1997           1996
                                     ----            ----           ----
Institutional                      $1,963          $2,355         $2,421

High Net Worth                        315             198            200

Investment Partnerships                81              72             50

Wrap                                   41             57              92

Mutual Fund                            10             n/a            n/a
                                   -------        -------        -------

         Totals                     $2,410         $2,682         $2,763
                                    ======         ======         ======

     Institutional Clients. Capital manages accounts of institutional clients with assets under management of approximately $1.96 billion as of December 31, 1998, compared with $2.36 billion at the end of 1997, and $2.42 billion at the end of 1996. Investment performance in 1998 was strong on an absolute and relative basis for equity, balanced and fixed income accounts. Underperformance concerns (from 1996 primarily) on the part of consultants caused some large institutional clients to close their accounts in the 1996-1998 period, while others took cash away. The following table shows the types of institutional clients whose assets are managed by Capital and, for each type, the assets under management as of December 31, 1998:

                                            Dollars in
          Type of Account                    Millions              % of Total
          ---------------                    --------              ----------

          Corporate employee
          benefit plans                        $380                   19%

          Not-for-profit
          organizations                         365                   19

          Jointly-trusteed
          collective bargaining
          employee plans                        605                   31

          Governmental employee
          benefit plans                         420                   21

          Taxable                               193                   10
                                            -------                 ----

          Total                              $1,963                  100%
                                             ======                  ===


     Net outflows in client accounts slowed significantly over the last six months of 1998, and the Company believes its managed asset base has stabilized. While the Company's performance and peer group rankings improved in 1998, it will take at least another year of strong performance results before the Company can expect to add meaningful new institutional assets.

     High Net Worth ("HNW") Clients. Since 1984, Management has managed assets of individual and smaller institutional accounts. Assets under management in this HNW business increased 59% during 1998, from $198 million at December 31, 1997 to $315 million at December 31, 1998. This increase is primarily the result of the Company agreeing to manage and service certain accounts (the "SVP Accounts") previously managed exclusively by a Senior Vice President of Management, Mr. William M. Knobler. These accounts were previously excluded from assets under management.

     Effective October 1, 1998, the Company entered into a new facilities agreement with the SVP for the period ending December 31, 2000 under which the SVP is relinquishing over time the exclusive right to receive the net operating earnings generated by the investment management and brokerage services provided to the SVP Accounts to the Company.

     Pursuant to this Agreement, the Company will make payments to the SVP in three installments in January of 1999, 2000 and 2001 based upon a multiple of annualized revenues of the SVP Accounts in the fourth quarter of 1998, 1999 and 2000, respectively. The Company estimates that the related compensation expense will total approximately $3 million, based on the SVP Accounts' current asset value, and will be recognized ratably as compensation expense over the term of the arrangement.

     Additionally, the SVP's compensation related to the pre-tax operating income generated by the SVP Accounts will decline from 100% in the twelve-month period ended September 30, 1998, to 50% in the comparable 1999 period, and to 25% in the comparable 2000 period. The SVP will be required to remain an employee of the Company through 2000, and may remain an employee or consultant thereafter.

     Pursuant to this Agreement, in the fourth quarter of 1998 $375,000 of compensation expense was recorded.

     Wrap Accounts. The Company manages $41 million of accounts custodied at and sponsored by various brokerage firms (i.e. "Wrap" accounts) at December 31, 1998, compared with $57 million at the end of 1997. The decline in these accounts is primarily due to performance concerns in 1996.

     Company-Sponsored Investment Partnerships. Capital is the general partner of three investment limited partnerships and the investment manager of an offshore investment fund, all with different investment objectives and client profiles, with total aggregate assets of $81 million at December 31, 1998. Capital receives a basic management fee from each entity at an annual rate of 1% of total assets. The agreements contain various provisions regarding the bearing of expenses by each of the entities. One of the partnerships and the offshore fund, both formed in 1997, are charged by Capital a 20% incentive fee of net profits earned.

     Mutual Fund. In June, 1998 the Company started its first mutual fund, the Atalanta/Sosnoff Fund. Capital acts as the investment advisor to the Fund, and Management acts as its distributor. The Company invested $9.1 million in the Fund and, at December 31, 1998, the market value of the Fund totaled $10 million. Capital earns an advisory fee of .75% per annum on the Fund, but the Fund is currently waiving that fee and the Company does not expect to begin to collect an advisory fee until the Fund's assets reach approximately $20 million.

Investment Management and Research

     The Company currently manages over $2.4 billion in equity, balanced and fixed income accounts for corporations, public funds, Taft-Hartley clients, foundations, charitable organizations and individuals. Institutional clients are the source of 82% of total managed assets. The Company's subsidiaries have been registered as investment advisors since 1982 (Capital) and 1984 (Management). Institutional clients are managed by Capital. High Net Worth clients are managed by Management, and it also provides brokerage services to some of its advisory clients and to certain of Capital's clients.

     The Company's investment philosophy seeks to identify companies that are entering into a cycle of accelerating earnings momentum. Clients retain the Company primarily as a domestic large-cap core equity manager.

     The Company's equity methodology focuses on two levels: thematics and stock selection. Through its Investment Policy Committee, composed of Martin T. Sosnoff, Craig B. Steinberg and Paul P. Tanico, the Company seeks to identify change at the margin. Major themes unfold during economic cycles. They embrace geopolitical realignments, and changes in government regulation and Federal Reserve Board policy emphasis.

The process seeks to identify and overweight "event-driven" companies and sectors with benevolent product profile cycles and accelerating earnings. The Company believes that the vision and motivation of management are common critical variables in outperformance. The Company's methodology is biased toward management with meaningful equity participation.

     The two principals, Martin T. Sosnoff and Craig B. Steinberg, have worked together in the investment arena for more than 13 years. The continuity of the team and its years of experience are critical elements in managing investments. The portfolio managers are all experienced research analysts. Portfolio decisions are implemented on behalf of all the Company's clients, subject to individual client guidelines, restrictions and cash flows.

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

     The Company's Investment Policy Committee, headed by Mr. Sosnoff as Chief Investment Officer, is responsible for managing the portfolios of the Company's clients. All members of the Committee participate in the management of all accounts, except the accounts managed directly by Mr. Knobler. When requested, Mr. Knobler participates in the Investment Policy Committee process on an ad hoc basis. Each client portfolio is comprised of securities selected by the Committee, subject to risk tolerances, concentration limits, leverage policies and other restrictions determined by each client with, in certain cases, the assistance of the Company. Mr. Sosnoff has managed money since the late-1960's through several market cycles. Throughout that time, Mr. Sosnoff has applied a consistent investment style and philosophy to the management of client accounts.

     The Company believes that, in addition to performance, client service is paramount in the money management business. Portfolio managers are particularly attuned to the needs of the Company's clients. The Company believes that its consistent investment style since inception and continued emphasis on frequent communication with clients distinguishes it from other managers.

     The Company's mission is to maintain a top quartile performance ranking year over year, cycle over cycle and decade over decade. However, due to performance results for clients significantly below relevant benchmarks in 1996, the Company's current three and five year peer group rankings are very low. Strong absolute and relative performance results in 1998 have begun to improve the peer group rankings, but at least another year of good results is necessary for marketing activity to show significant success.

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

     Net withdrawals from institutional client accounts totaled $909 million in 1998, compared with net withdrawals of $624 million in 1997 and net withdrawals of $1,166 million in 1996. The Company believes that these net withdrawals are primarily the result of performance concerns. The Company does not believe its institutional marketing efforts will add significant new assets for at least another year, provided investment performance results remain strong.

     High Net Worth ("HNW"). Individual and smaller institutional client portfolios are managed on the same basis as the management of the accounts of institutional clients. Account service representatives assist new clients in determining appropriate risk tolerances, concentration limits, leverage policies and other restrictions, and provide ongoing account servicing to existing clients. Net additions to HNW client accounts totaled $70 million in 1998, compared with net withdrawals of $43 million in 1997 and net withdrawals of $12 million in 1996. The Company believes that the net withdrawals are primarily the result of performance concerns. The 1998 net increase is due to $110 million of SVP accounts now accounted for in the client asset base of the Company (as previously discussed), partially offset by net withdrawals in existing accounts totaling $40 million. The Company has devoted additional resources to this market going forward.

     Wrap Market. The Company began to focus some of its marketing efforts in 1993 on the managed account ("Wrap") programs offered by certain large financial services firms. As of December 31, 1998, $41 million was under management from such programs, compared with $57 million at the end of 1997 and $92 million at the end of 1996. The Company believes this reduction is due to performance concerns from 1996. The Company believes this business represents an efficient means to gather assets, and is optimistic about its future growth, subject to performance considerations. The Company has also devoted additional resources to this market going forward.

     Investment Partnerships. At December 31, 1998 the Company was the general partner of and managed $81 million in three limited partnership vehicles, primarily for the benefit of high net worth individuals as limited partners. Two of the partnerships, Atalanta Partners, L.P. and Atalanta Variable Fund, L.P., have been managed by Mr. Martin T. Sosnoff since the late 1960's.

     The other limited partnership is the Company's hedge fund, Sabre Partners, L.P., which began in 1997 and is primarily managed by Mr. Craig B. Steinberg.

     Mutual Fund. The Company began its first mutual fund in 1998, the Atlanta/Sosnoff Fund. The Company invested $9.1 million in this Fund and expects to market it directly to certain of its current clients and prospects, as well through several no-transaction-fee programs sponsored by large financial services companies.

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

     The Company's performance results since inception rank above the median among peer group money managers. However, due to the 1996 underperformance in client accounts previously discussed, the Company's current peer group rankings are low for periods up to and including the last three years. Because of excellent performance results in 1998, the Company's one year ranking is very good. The Company believes that the most important factors affecting its capacity to compete for new business will be a return to sustained top quartile investment performance results, perceived quality and productivity of investment professionals, as well as a continued commitment to a strong marketing effort and an exemplary level of client service.

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

Brokerage

     Many of the Company's clients use Management as broker for their account transactions, to the extent consistent with the client's best interests and as permitted by applicable law. As of December 31, 1998, some of Capital's institutional clients, accounting for approximately $680 million (34%) in institutional assets under management, have consented to the use of Management as broker. The use of Management as broker is an integral part of the services offered to substantially all of Management's HNW clients (except for those accounts obtained through Wrap programs). Management also provides brokerage services to the Company's officers and employees.

     Management clears and carries all accounts on a fully-disclosed basis through Bear, Stearns Securities Corp. ("Bear Stearns"). Under these arrangements, Bear Stearns performs administrative functions, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bear Stearns also extends margin credit to Management's brokerage customers.

     As a member firm of both the New York Stock Exchange, Inc. ("NYSE") and the Chicago Board Options Exchange, Inc. ("CBOE"), Management owns a seat on each Exchange. These seats are leased at market rates to others, and lease rentals for 1998 totaled $248,000.

Employees

     At December 31, 1998, the Company employed 39 persons on a full-time basis, comprised of 3 senior executives, 6 research, 6 sales, 9 client service, 9 operations, accounting and systems, 2 trading and 4 administrative or secretarial positions. The Company considers its employee relations to be good.

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

     The Company's investment advisory agreements with its clients provide that they may not be assigned without the consent of the client. "Assignment" is defined in the Investment Advisers Act of 1940 to include the direct or indirect transfer or hypothecation of a controlling block of the Company's voting securities. Martin T. Sosnoff, Chairman of the Board of the Company, owns approximately 75% of the NYSE listed company, Atalanta/Sosnoff Capital Corporation (the "Holding Company"), which directly or indirectly owns Capital and Management, both of which are registered investment advisors. Accordingly, the voluntary transfer (by sale, merger or other disposition) or involuntary transfer (by death or disability) by him of a controlling block of the Holding Company's securities would result in such an "assignment" requiring client consent. Although no assurance can be given in these circumstances, the Company believes it would be able to retain its existing client base. The Company's Certificate of Incorporation contains provisions intended to preclude the possibility that the accumulation by third parties of a substantial position in the Company's Common Stock would be deemed an "assignment" of the Company's advisory agreements.

     Many of the Company's clients are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). The accounts of these clients are subject to a number of ERISA provisions governing, among other things, fiduciary obligations and permissible investments and investment methods.

     As a member firm of the NYSE, Management is required under the rules of the NYSE to maintain minimum net capital at all times equal to at least $250,000. In addition, Management's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and equity capital may not be withdrawn, or dividends paid, from Management if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. Management's minimum net capital requirement as of December 31, 1998 was $250,000; it had net capital at such date of $9.2 million, and a ratio of aggregate indebtedness to net capital of 0.08 to 1.

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

Item 4.        Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.

     The Company's common stock is listed on the NYSE under the trading symbol "ATL." The following table sets forth for the quarters indicated, the high and low closing sales prices of the common stock, as reported on the New York Stock Exchange Composite Transactions Tape, together with special dividends declared each year.



                                            1998                  1997                      1996
      Quarter Ended                  High         Low       High         Low           High        Low
      -------------                  ----         ---       ----         ---           ----        ---

      March 31                      $11.81      $8.56       $8.88      $8.25          $13.88      $9.00
      June 30                        10.88       9.50       11.38       8.75           10.50       9.38
      September 30                    9.88       7.63       13.13      11.13           10.00       7.50
      December 31                     9.00       7.00       12.06      11.38            9.63       8.00
      Special Dividends
        Declared                           $.25                   $.20                      $.15



     The approximate number of record holders of common stock was 65 on December 31, 1998.

     The Company's Board of Directors will periodically review the Company's earnings, liquidity and anticipated cash needs and, subject to these considerations, it may consider the payment of dividends in the future.

     For information with respect to stock and option awards made during 1998, see "Executive Compensation" and "Stock Option and Long Term Incentive Plans" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, incorporated by reference in Item 11 of Part III of this Annual Report on Form 10-K. Shares of common stock awarded in 1997 under the Long Term Incentive Plans were issued to senior executives of the Company without registration under the Securities Act of 1933 in reliance on the exemption therefrom in Section 4(2) thereof for transactions not involving a public offering.

Item 6.    Selected Financial Data


                                               SELECTED FINANCIAL DATA
                                                   FIVE YEAR REVIEW

(dollars and shares in thousands,
except per share amounts)                           1998              1997            1996              1995           1994
                                                 ----------        ----------      ----------        ----------      ---------
Summary of Operations:
Net income                                       $     7,784       $     9,849     $      8,802      $     10,048    $    5,775
         Per share - diluted                     $       .81       $      1.08     $       1.00      $       1.14    $      .65
                    - basic                      $       .81       $      1.09     $       1.00      $       1.14    $      .65

Operating revenues                               $    16,980       $    18,829     $     20,759      $     20,049    $   17,433
Operating expenses                               $    13,609       $    13,707     $     12,022      $     12,381    $   11,583
Operating income                                 $     3,371       $     5,123     $      8,737      $      7,668    $    5,850
Operating margin                                         20%               27%              42%               38%           34%

Per employee:
         Operating revenues                      $       435       $       471     $        472      $        477    $      371
         Operating expenses                      $       349       $       343     $        273      $        295    $      247
         Operating income                        $        86       $       128     $        199      $        183    $      124

Net interest and dividend income                 $     1,557       $     2,997     $      1,843      $      1,881    $    1,330
Net realized and unrealized
  gains from investments                         $     8,767       $     9,854     $      4,783      $      7,985    $    3,391

Return on average equity                                 10%               15%              15%               20%           13%

Yearend Position:

Total assets                                     $    90,686       $    75,413     $     64,696      $     58,497    $   47,329
Shareholders' equity                             $    82,022       $    70,556     $     61,628      $     54,517    $   44,340
Book value per share                             $      8.78       $      7.36     $       6.99      $       6.19    $     5.03
Cash dividends declared per share                $       .25       $       .20     $        .15               .15    $      .15
Common stock, shares outstanding                       9,338             9,587            8,812             8,812         8,812

Number of employees                                       39                40               44                42            47

Assets under management (millions)               $     2,410       $     2,682     $      2,763      $      3,611    $    2,754

Average assets under management
(millions)                                       $     2,402       $     2,804     $      3,219      $      3,267    $    2,703
Percentage of average assets:
         Operating revenues                             .71%              .67%             .64%              .61%          .65%
         Operating expenses                             .57%              .49%             .37%              .38%          .43%
         Operating income                               .14%              .18%             .27%              .23%          .22%



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Summary

     Investment performance, over 31% for equity clients in 1998, was strong on an absolute and relative basis and continued the improvement since 1996. Our peer group ranking continued to improve - from the 90th percentile in 1996, to above median in 1997, to top quartile in 1998. 1996 and 1997 underperformance concerns led to net client outflows of $874 million in 1998. However, managed assets declined by only 10% in 1998 because of strong performance results. Income before taxes declined 24% in 1998, based on a 20% decrease in other income, and weaker operating results as compared with 1997.

     Earnings per share totaled $.81 in 1998, compared with $1.08 in 1997 and $1.00 in 1996 (all earnings per share amounts represent diluted earnings per share). Net income was $7.8 million in 1998, compared with $9.8 million in 1997 and $8.8 million in 1996. Operating income was $3.4 million in 1998, compared with $5.1 million in 1997 and $8.7 million in 1996, owing to the decline in managed assets over the last three years. The operating margin was 20% in 1998, compared with 27% in 1997 and 42% in 1996.

     During 1998, the Company recorded $2.25 million of non-cash compensation charges ("NCCC") related to awards of restricted stock in 1997, compared with $563,000 in 1997 (see Note 10 to the audited financial statements). In the fourth quarter of 1998, the Company also recorded $375,000 of compensation expenses related to a Senior Vice President's relinquishment of the exclusive right to receive the net operating earnings attributable to certain managed accounts (the "SVP Accounts" - see Note 6 to the audited financial statements) to the Company. Net income before these two charges totaled $9.3 million in 1998, or $.97 per share.

     During 1997, special charges (classified in both separation costs and general and administrative expenses) totaling $1.9 million ($.12 per share after taxes) were charged to operations owing to the termination without cause of the Company's former president ($1.4 million) and the costs incurred by the Company associated with an abandoned effort to take the Company private. Net income before special charges totaled $10.9 million in 1997, or $1.20 per share.

     Excluding these charges in 1998 and 1997 (see table below), operating income totaled $6.0 million (35% margin) in 1998, and $7.6 million (40% margin) in 1997.


              Operating Income                                                ($000)

                                                                   1998             1997              1996
                                                                   ----             ----              ----
              Operating income, reported                          $3,371           $5,123            $8,737
              Adjustments:
                 Non-cash compensation charges                     2,250              563               ---
                 SVP account charges                                 375               --               ---
                 1997 special charges                                ---            1,892                --
                                                                  ------            -----            ------
              Operating income, adjusted                          $5,996           $7,578            $8,737
                                                                  ======           ======            ======


     Assets under management declined $272 million (10%) in 1996 to $2.41 billion at year-end. Average assets under management totaled $2.40 billion in 1998, compared with $2.80 billion in 1997, and $3.22 billion in 1996.

     Operating revenues totaled $17.0 million in 1998, compared with $18.8 million in 1997 and $20.8 million in 1996, reflecting the declining levels of managed assets over those periods.

     Cash, cash equivalents and marketable securities totaled $78 million at December 31, 1998, compared with $67 million a year ago. Book value per share grew 19% to total $8.78 at December 31, 1998, compared with $7.36 at the end of 1997.

Assets Under Management

     Managed assets totaled $2.41 billion at the end of 1998, compared with $2.68 billion at the end of 1997 and $2.76 billion at the end of 1996, broken down as follows:


                                                                               ($ millions)

                                                              1998                   1997                  1996
                                                              ----                   ----                  ----
              Institutional                                 $1,963                 $2,355                $2,421
              High Net Worth                                   315                    198                   200
              Investment Partnerships                           81                     72                    50
              Wrap                                              41                     57                    92
              Mutual Fund                                       10                    n/a                   n/a
                                                            ------                 ------                ------
                 Total Managed   Assets                     $2,410                 $2,682                $2,763
                                                            ======                 ======                ======


      The $272 million net decrease in managed assets during 1998 is comprised of increases of $14 million in new client accounts and $602 million in positive performance results, reduced by (i) $683 million in closed client accounts; and
(ii) $205 million in net withdrawals from existing accounts. The closed accounts are primarily the result of performance concerns. Additionally, the Company's second largest account ($311 million) terminated in May, 1998. This account generated 3.8% of the Company's operating revenues in 1997, and 2.8% in 1998.

     In the two years ended December 31, 1998, managed assets decreased by $353 million, comprised of increases in new accounts of $33 million and $1,228 million in positive performance results, reduced by (i) $1,097 million in closed client accounts; and (ii) $517 million in net withdrawals from existing accounts.

     Performance in equity, balanced and fixed income accounts was strong on an absolute and relative basis in 1998, and the Company's peer group rankings continue to improve. Net outflows in client accounts slowed significantly over the last six months of 1998, and the Company believes its managed asset base has stabilized. Barring a severe market correction, the Company expects its asset base to resume growth in 1999. Based on the managed asset level at the end of 1998, operating revenues might be lower in 1999 than 1998.

Earnings

     Operating revenues declined 10% in 1998 to $17.0 million, compared with $18.8 million in 1997 and $20.8 million in 1996. Average assets under management declined 14% in 1998, and 13% in 1997.

      In 1998 operating revenues were .71% of average managed assets, compared with .67% in 1997 and .64% in 1996. This reflects an increase in the weighted advisory fee yield because the accounts lost over the last two years were generally larger accounts with lower fee structures.

     Advisory fees, which are earned based on the value of assets under management, are the Company's primary source of operating revenues. Advisory fees decreased 11% to $15.4 million in 1998, compared with $17.3 million in 1997 and $19.2 million in 1996. Advisory fees were 91% of operating revenues in 1998, compared with 92% in both 1997 and 1996.

     Transaction fees (commissions) earned by Management are the primary source of the Company's other operating revenues. They are derived from Management's individual and small institutional accounts, investment partnerships and specific institutional accounts that have given Management the authority to execute trades. Commissions decreased 1% to $1.15 million in 1998, compared with $1.16 million in 1997 and $1.23 million in 1996. The 1998 decline reflects the decrease in managed assets during 1998, partially offset by increased retention.


          Operating Expenses                                                          ($000)

                                                                            1998             1997              1996
                                                                            ----             ----              ----
          Operating expenses, reported                                   $13,609          $13,707           $12,022
          Adjustments:
             Non-cash compensation charges                               (2,250)            (563)               ---
             SVP account charges                                           (375)              ---               ---
             1997 special charges                                            ---          (1,892)                --
                                                                          ------          -------            ------
          Operating expenses, adjusted                                   $10,984          $11,252           $12,022
                                                                         =======          =======           =======

     Reported operating expenses totaled $13.6 million in 1998, compared with $13.7 million in 1997 and $12.0 million in 1996. The 1998 amount reflects $2.63 million in compensation charges detailed above. Before these 1998 items, operating expenses totaled $11.0 million in 1998. The 1997 amount reflects $1.9 million in special charges and $563,000 in non-cash compensation charges. Before these 1997 charges, operating expenses totaled $11.3 million in 1997.

     Excluding these adjustments, 1998 operating expenses declined 2% compared with 1997, after a 6% decline in 1997 compared with 1996. Adjusted operating expenses were 65% of operating revenues and .46% of average managed assets in 1998, compared with 60% and .40% in 1997, and 58% and .37% in 1996, reflecting declining asset levels, partially offset by continued cost containment initiatives.


          Compensation Expenses                                                       ($000)

                                                                            1998             1997              1996
                                                                            ----             ----              ----
          Compensation expenses, reported                                $10,043           $8,070            $8,296
          Adjustments:
             Non-cash compensation charges                                (2,250)            (563)              ---
             SVP account charges                                            (375)              --                --
                                                                          ------           ------            ------
          Compensation expenses, adjusted                                 $7,418           $7,507            $8,296
                                                                          ======           ======            ======


     Reported compensation expenses increased 24% to $10.0 million in 1998, compared with $8.1 million in 1997 and $8.3 million in 1996, because of the charges noted above. Compensation expenses adjusted for these items declined 1% in 1998 to total $7.4 million, compared with $7.5 million in 1997. Adjusted compensation expenses were 44% of operating revenues and .31% of average managed assets in 1998, compared with 40% and .27% in 1997, and 40% and .26% in 1996.

     The Company has a Management Incentive Plan ("MIP") which covers bonus payments to certain executives. Under the MIP, the payment of bonuses to these executives is based on the annual growth in operating income, after adjusting for non-cash compensation charges. In 1998 and 1997, participating executives were awarded no bonuses under the MIP, compared with $860,000 awarded in 1996.


          Non-Compensation Expenses                                                   ($000)

                                                                            1998             1997              1996
                                                                            ----             ----              ----
          Non-compensation expenses, reported                             $3,566           $5,637            $3,726
          Adjustments:
             1997 special charges                                            ---           (1,892)               --
                                                                          ------           ------            ------
          Non-compensation expenses, adjusted                             $3,566           $3,745            $3,726
                                                                          ======           ======            ======



     Reported non-compensation expenses declined by 37% to $3.6 million in 1998, compared with $5.6 million in 1997 and $3.7 million in 1996. The 1998 decrease and 1997 increase is the result of the $1.9 million in special charges recorded in 1997. Excluding 1997 special charges, non-compensation expenses declined 5% to total $3.6 million in 1998, compared with $3.7 million in both 1997 and 1996. These expenses are primarily fixed in nature and, as a result, they are not directly related to changes in managed asset levels. Adjusted non-compensation expenses totaled 21% of operating revenues and .15% of average managed assets in 1998, compared with 20% and .13% in 1997, and 18% and .12% in 1996.

                                      o o o

     Other income, which comprises interest, dividends, and realized and unrealized gains/losses from sales of marketable securities (primarily large-cap equities), totaled $10.3 million in 1998, compared with $12.9 million in 1997 and $6.6 million in 1996. Net interest and dividend income was $1.6 million in 1998, compared with $3.0 million in 1997 and $1.8 million in 1996. The 1997 amount is primarily due to a special dividend received in 1997 from a company whose securities were held in the Company's investment portfolio. Net gains from investments totaled $8.8 million in 1998, compared with $9.9 million in 1997 and $4.8 million in 1996, reflecting the varying strength of the domestic financial markets in those years.

Liquidity and Capital Resources

     At December 31, 1998 the Company had cash and cash equivalents totaling $4.0 million, compared with $3.8 million at the end of 1997. Operating activities provided net cash inflows of $727,000 in 1998, compared with $2.4 million in 1997. This reflects the changing levels of operating income and net income over those periods. Net cash provided by investing activities totaled $4.0 million in 1998, compared with a net use of $2.3 million in 1997.

     Investments in marketable securities aggregated $73.8 million at December 31, 1998, compared with $63.0 million at the end of 1997. During 1998, the Company invested $9.1 million in its new mutual fund, the Atalanta/Sosnoff Fund, and an additional $3 million in investment partnerships. Shareholders' equity totaled $82.0 million at December 31, 1998, compared with $70.6 million at the end of 1997, primarily from net income of $7.8 million recorded in 1998 and unrealized gains on the investment portfolio. The Company has adopted SFAS No. 115, requiring it to reflect a net unrealized gain of $7.5 million in shareholders' equity at December 31, 1998, compared with $1.3 million at the end of 1997.

     At December 31, 1998, the Company's investment portfolio at market totaled $85.4 million (cost basis $70.3 million), comprised of cash and cash equivalents, corporate debt, large-cap equity securities, and investments in limited partnerships and the Atalanta/Sosnoff Fund (see Note 3 to the audited financial statements for further details). At year-end, the Company was invested in 15 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts. The largest position was in Microsoft, at 15.4% of the portfolio, with an unrealized gain of $3.4 million at year-end.

     If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $8 million; if the market were to decline by 20%, the Company might experience unrealized losses of $16 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are all large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

                                      o o o

     In 1998, the Company paid a special dividend of $.25 per share, compared with $.20 per share in 1997. Additionally, in December, 1998, the Company repurchased 249,000 shares of its own stock at a market price of $8.75 per share. At December 31, 1998, the Company had no liabilities for borrowed money.

In September, 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the Long Term Incentive Plan ("LTIP"). Craig B. Steinberg, President, received 600,000 shares and Anthony G. Miller, Executive Vice President and Chief Operating Officer, received 175,000 shares. Such awards vest over four years.

The difference of $9.0 million between the market value ($11.625 per share) of the shares awarded on the date of grant and the purchase price of $.01 per share was recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period commencing with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually).

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

     The Company has conducted a full assessment of its information technology systems and imbedded technology to determine whether they are Y2K compliant (i.e., that they will recognize and specify dates to properly function in the year 2000 and thereafter). The remediation and testing of all critical systems was substantially completed by the end of 1998. Point-to-point testing with the systems of third parties with which our existing systems interface is also substantially completed. While the Company's existing critical systems are mostly Y2K compliant, to reduce the cost of maintenance associated with such systems, the Company has decided to replace its two core critical systems, trading and portfolio accounting, with off-the-shelf commercial software packages that are also Y2K compliant. This process is well under way and the Company expects to make a complete conversion to these two new systems by June 30, 1999.

Implementation of remediation and testing of non-critical systems is substantially complete. Because much of the Company's information technology systems are proprietary and maintained by its designer and MIS employees, Y2K compliance has been conducted in the normal course of business without material incremental expenditures or personnel. In the cases where external support in the form of software upgrades or services are required, such support was provided by suppliers in the fourth quarter of 1998. Based on its progress to date, the Company does not believe that the costs of Y2K compliance will have a material effect on its financial position, results of operations or cash flow.

     However, the Company is closely monitoring the progress of third parties' information technology systems in Y2K compliance on which its systems are dependent. It has solicited and received assurances of progress from such third parties and is evaluating their responses. The Company has developed contingency plans in the event of Y2K compliance failure by such third parties based on more traditional systems for securities execution, processing, settlement and record keeping which it intends to continue to develop based on the results of testing next year. The Company is not currently in a position to assess the effect of critical third parties' ability to achieve Y2K compliance but believes that the impact of failure would be adverse to its business.

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

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     (a) Directors -

     Information concerning directors of the Company is contained under the caption "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

     (b) Executive Officers of the Registrant -

     MARTIN T. SOSNOFF*, 67, was a founder of the Company and has been Chairman of the Board, Chief Executive Officer and Chief Investment Officer of the Company and its subsidiaries since their inceptions. He was a co-founder of Atalanta Capital Corporation (investment management) and served as its Chairman and Chief Executive Officer until 1983.

     CRAIG B. STEINBERG**, 37, has been President, Director of Research, and held other offices, with the Company and its subsidiaries since 1985. Mr. Steinberg is a Portfolio Manager, and he was a securities analyst at Prudential Equity Management from 1983 to 1985.

     ANTHONY G. MILLER, 40, has been Executive Vice President, Chief Operating
         Officer, Chief Financial Officer, and Secretary, and held other offices, with the Company and its subsidiaries since 1986. From 1983 to 1986 he was Manager, Foreign Exchange and Money Market Operations, and held other positions, with the Royal Bank of Canada and, from 1980 to 1983 was a Senior Accountant, and held other positions, with Arthur Andersen & Co.

     PAUL P. TANICO, 43, has been Executive Vice President, Portfolio Manager with Capital and Management since 1997. Previously, Mr. Tanico was a Portfolio Manager at Atalanta/Sosnoff from 1983 to 1987, and in 1991. Mr .Tanico began his investment career with David J. Greene in 1981, and in 1992 was one of the original partners at Omega Advisors. Since 1994, he has served as Managing Partner of Castlerock Partners. From 1987 through 1990 Mr. Tanico was a Portfolio Manager with Neuberger & Berman.

-------------------------------

     * Also a director and member of the Executive, Compensation and Stock Option Committees.

     **    Also a director and member of the Executive Committee.

     WILLIAM M. KNOBLER, 65, has been Senior Vice President of Management since 1985. Mr. Knobler is a Portfolio Manager, and he was a securities analyst and voting shareholder of Sanford C. Bernstein & Co. from 1979 to 1985.

     JAMES D. STAUB, 66, has been Senior Vice President, and held other offices, with Capital and Management since 1984. Mr. Staub is responsible for West Coast Marketing, and he was a corporate officer of Alexander & Baldwin, Inc. from 1961 to 1984.

     JOHN P. O'BRIEN, 60, has been Vice President, and held other offices, with the Company and its subsidiaries since their inceptions. Mr. O'Brien serves as the Controller for the Company and its subsidiaries.

     Officers of the Registrant are elected at the meeting of the Board of Directors held each year immediately after the Annual Meeting of Stockholders and serve for the ensuing year and until their successors are elected and qualified.

Item 11.      Executive Compensation.

      Information concerning executive compensation is contained under the captions "Election of Directors", "Executive Compensation", "Stock Option and Long Term Incentive Plans", "Profit-Sharing Plan" and "Management Incentive Plan" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.      Beneficial Ownership of the Company's Securities.

      Information concerning security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Securities of the Company" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with Securities and Exchange Commission and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions.

      Information concerning certain relationships and related transactions is contained under the caption "Agreements and Transactions with Directors and Executive Officers" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

     2.       FINANCIAL STATEMENT SCHEDULES

              See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

(b)  None.

               ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 1998, 1997 AND 1996
               TOGETHER WITH AUDITORS' REPORT

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
I.   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION:
       Financial Statements

          Report of Independent Public Accountants                                                             F-2

          Consolidated Statements of Financial Condition - December 31, 1998 and 1997                          F-3

          Consolidated Statements of Income and Comprehensive Income for the Years Ended
              December 31, 1998, 1997 and 1996                                                                 F-4

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
              December 31, 1998, 1997 and 1996                                                                 F-5

          Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997 and 1996                                                                 F-6

          Notes to Consolidated Financial Statements                                                         F-7/F-14

       Supplementary Financial Information

          Selected Quarterly Financial Data (Unaudited)                                                        F-15

          Computations of Earnings Per Share                                                                   S-1


Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is given in the consolidated financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Atalanta/Sosnoff Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of Atalanta/Sosnoff Capital Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atalanta/Sosnoff Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

New York, New York
February 17, 1999

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1998 AND 1997

                                       ASSETS                                            1998               1997
                                                                                        -------            -------
Assets:
    Cash and cash equivalents                                                      $     3,993,963    $     3,805,243
    Accounts receivable                                                                  3,319,185          3,355,399
    Receivable from clearing broker                                                             -           1,323,473
    Investments, at market                                                              73,802,294         63,039,613
    Investments in limited partnerships                                                  7,565,780          1,928,454
    Fixed assets, net of accumulated depreciation and amortization of $426,924             659,311            789,361
       and $238,279, respectively
    Exchange memberships, at cost (market value                                            402,000            402,000
       $1,761,100 and $2,475,000, respectively)
    Other assets                                                                           943,870            769,281
                                                                                   ---------------    ---------------
              Total assets                                                         $    90,686,403    $    75,412,824
                                                                                   ===============    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and other liabilities                                         $       773,970    $       854,039
    Accrued compensation payable                                                           648,611            839,424
    Income taxes payable                                                                 6,541,427          1,763,574
    Separation costs payable                                                               700,000          1,400,000
                                                                                   ---------------    ---------------
              Total liabilities                                                          8,664,008          4,857,037
                                                                                   ---------------    ---------------

Commitments and contingencies (Note 9)

Shareholders' equity:

    Preferred stock, par value $1.00 per share; 5,000,000 shares authorized;                    -                  -
       none issued
    Common stock, par value $.01 per share; 30,000,000 shares authorized;                   95,874             95,874
       9,587,401 shares issued and outstanding
    Additional paid-in capital                                                          24,389,499         24,648,499
    Retained earnings                                                                   58,412,561         52,963,643
    Accumulated other comprehensive income - unrealized gains from investments,          7,494,341          1,286,794
       net of deferred tax liabilities of $4,996,227 and $858,156, respectively

    Unearned compensation                                                               (6,188,615)        (8,439,023)
    Treasury stock, at cost, 249,000 and 0 shares, respectively                         (2,181,265)                -
                                                                                   ---------------    --------------
              Total shareholders' equity                                                82,022,395         70,555,787
                                                                                   ---------------    ---------------
              Total liabilities and shareholders' equity                           $    90,686,403    $    75,412,824
                                                                                   ===============    ===============



        The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998                1997               1996
                                                                    ------             -------             -------
Revenues:
    Advisory fees                                               $    15,406,468    $    17,286,815     $    19,159,433
    Commissions and other                                             1,573,101          1,542,657           1,599,735
                                                                ---------------    ---------------     ---------------
                 Total revenues                                      16,979,569         18,829,472          20,759,168
                                                                ---------------    ---------------     ---------------

Costs and expenses:

    Employees' compensation                                          10,043,375          8,069,548           8,295,815
    Clearing and execution costs                                        562,594            526,964             541,596
    Selling expenses                                                    421,052            429,077             466,484
    General and administrative expenses                               2,582,300          4,681,383           2,718,038
                                                                ---------------    ---------------     ---------------
                 Total costs and expenses                            13,609,321         13,706,972          12,021,933
                                                                ---------------    ---------------     ---------------

                 Operating income                                     3,370,248          5,122,500           8,737,235
                                                                ---------------    ---------------     ---------------

Other income (expense):

    Interest and dividend income                                      1,588,280          3,030,836           1,858,166
    Interest expense                                                    (30,788)           (34,087)            (15,702)
    Realized and unrealized gains from investments, net               8,766,778          9,854,124           4,783,217
                                                                ---------------    ---------------     ---------------
                 Other income, net                                   10,324,270         12,850,873           6,625,681
                                                                ---------------    ---------------     ---------------

Income before provision for income taxes                             13,694,518         17,973,373          15,362,916

Provision for income taxes                                            5,911,000          8,124,000           6,561,000
                                                                ---------------    ---------------     ---------------
                 Net income                                     $     7,783,518    $     9,849,373     $     8,801,916
                                                                ===============    ===============     ===============

Earnings per common share - basic                               $           .81    $         1.09      $         1.00
                                                                ===============    ==============      ==============

Earnings per common share - diluted                             $           .81    $         1.08      $         1.00
                                                                ===============    ==============      ==============

Net income, as presented above                                  $     7,783,518    $     9,849,373     $     8,801,916
                                                                ===============    ===============     ===============

Other comprehensive income:
    Net unrealized gains (losses) from investments (net of
    income taxes of $4,138,071, $283,747, and $(246,377),
    respectively)                                                     6,207,547            425,621            (369,566)
                                                                ---------------    ---------------     ----------------
Comprehensive income                                            $    13,991,065    $    10,274,994     $     8,432,350
                                                                ===============    ===============     ===============


        The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     Accumulated
                                                                        Other
                                                                    Comprehensive
                                                                   Income-Unrealized
                                                                    Gains (Losses)
                                         Additional                      From         Unearned
                                Common     Paid-in      Retained     Investments,      Compen-     Treasury
                                Stock      Capital      Earnings         Net           sation       Stock        Total
                                ------   ----------     --------   ---------------    --------     --------      -----
BALANCE, December 31, 1995     $88,124  $ 15,646,874  $ 37,551,694 $  1,230,739      $      -            -  $ 54,517,431
    Unrealized losses from
       investments, net of
       deferred taxes               -             -             -      (369,566)            -            -      (369,566)
    Net income                      -             -      8,801,916           -              -            -     8,801,916
    Dividends ($.15 per
       share)                       -             -     (1,321,860)          -              -            -    (1,321,860)
                              --------  ------------  ------------ ------------    ----------- ------------ ------------

BALANCE, December 31, 1996      88,124    15,646,874    45,031,750      861,173             -            -    61,627,921
    Issuance of 775,000
       restricted shares         7,750     9,001,625            -            -      (9,001,625)          -         7,750
    Amortization of unearned
       compensation                 -             -             -            -         562,602           -       562,602
    Unrealized gains from
       investments, net of
       deferred taxes               -             -             -       425,621             -            -       425,621
    Net income                      -             -      9,849,373           -              -            -     9,849,373
    Dividends ($.20 per
       share)                       -             -     (1,917,480)          -              -            -    (1,917,480)
                              --------  ------------  ------------ ------------    ----------- ------------ ------------

BALANCE, December 31, 1997      95,874    24,648,499    52,963,643    1,286,794     (8,439,023)          -    70,555,787
    Purchase of treasury
       stock                        -             -             -            -              -    (2,181,265)  (2,181,265)
    Amortization of unearned
       compensation                 -       (259,000)           -            -       2,250,408           -     1,991,408
    Unrealized gains from
       investments, net of
       deferred taxes               -             -             -     6,207,547             -            -     6,207,547
    Net income                      -             -      7,783,518           -              -            -     7,783,518
    Dividends ($.25 per
      share)                        -             -     (2,334,600)          -              -            -    (2,334,600)
                               -------  ------------  ------------ ------------    ----------- ------------ ------------

BALANCE, December 31, 1998     $95,874  $ 24,389,499  $ 58,412,561 $  7,494,341    $(6,188,615)$ (2,181,265)$ 82,022,395
                               =======  ============  ============ ============    =========== ============ ============

        The accompanying notes are an integral part of these statements.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         1998              1997               1996
                                                                         ----              ----               ----
Cash flows from operating activities:
    Net income                                                   $     7,783,518   $      9,849,373   $     8,801,916
    Adjustments to reconcile net income to net cash provided
       by operating activities-
          Depreciation and amortization                                  188,643            150,185           121,987
          Amortization of unearned compensation                        2,250,408            562,602                -
          Realized and unrealized gains from investments, net         (8,766,778)        (9,854,124)       (4,783,217)
          Deferred taxes                                                 394,400           (522,264)         (103,000)
    (Increase) decrease in operating assets-
       Accounts receivable                                                36,214            426,699           576,872
       Other assets                                                     (174,589)          (253,243)         (388,368)
    Increase (decrease) in operating liabilities-
       Accounts payable and other liabilities                            (80,069)           206,943            98,672
       Accrued compensation payable                                     (190,813)          (557,675)         (935,214)
       Income taxes payable                                              (13,909)           977,880           274,885
       Separation costs payable                                         (700,000)         1,400,000                -
                                                                 ---------------   ----------------   ---------------
                 Net cash provided by operating activities               727,025          2,386,376         3,664,533
                                                                 ---------------   ----------------   ---------------

Cash flows from investing activities:
    Proceeds from clearing broker, net                                 1,323,473          1,114,348          (113,169)
    Purchases of fixed assets                                            (58,596)          (329,314)         (622,017)
    Purchases of investments                                        (151,336,026)      (117,715,145)     (128,128,495)
    Proceeds from sales of investments                               154,048,709        114,672,755       104,216,117
                                                                 ---------------   ----------------   ---------------
                 Net cash provided by (used in) investing
                    activities                                         3,977,560         (2,257,356)      (24,647,564)
                                                                 ---------------   ----------------   ---------------
Cash flows from financing activities:
    Purchase of treasury stock                                        (2,181,265)               -                  -
    Proceeds received for issuance of restricted shares                       -               7,750                -
    Dividends paid                                                    (2,334,600)        (1,917,480)       (1,321,860)
                                                                 ---------------   ----------------   ---------------
                 Net cash used in financing activities                (4,515,865)        (1,909,730)       (1,321,860)
                                                                 ---------------   ----------------   ---------------
                 Net increase (decrease) in cash and cash
                    equivalents                                          188,720         (1,780,710)      (22,304,891)
Cash and cash equivalents, beginning of year                           3,805,243          5,585,953        27,890,844
                                                                 ---------------   ----------------   ---------------
Cash and cash equivalents, end of year                           $     3,993,963   $      3,805,243   $     5,585,953
                                                                 ===============   ================   ===============

Supplemental disclosure of cash flow information:
    Cash paid during the year for-

       Interest                                                  $        30,788   $         34,087   $        15,702
       Income taxes                                                    5,530,511          7,668,384         6,389,115
    Noncash financing activity-
       Increase (decrease) in additional paid-in capital
          related to the issuance of restricted shares                  (259,000)         9,001,625                -


        The accompanying notes are an integral part of these statements.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued


              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management") and ASCC Corp. ("ASCC"). Capital is a registered investment advisor. It provides investment advisory and management services to institutional clients and certain investment partnerships. Management is a registered investment advisor and a broker-dealer in securities, with memberships on the New York Stock Exchange, Inc. and the Chicago Board Options Exchange, Inc. It provides investment advisory and management services to individual and smaller institutional clients and brokerage services to its clients and some of the clients of Capital. ASCC was formed in December, 1998 for investment-related activities which were previously performed by the Holding Company.

Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the 1998 presentation.

The Holding Company and its subsidiaries are referred to collectively herein as the "Company." All intercompany accounts and transactions have been eliminated in consolidation.

Reportable Operating Segments

The company considers its operations to be one reportable segment for purposes of presenting financial information and for evaluating its performance. As such, the financial information presented in the accompanying financial statements is consistent with the financial information prepared for internal use by management.

Revenue Recognition

Advisory and management fee income is recognized in the period in which services are performed based on a percentage of assets under management. Commission income and expenses arising from customers' securities transactions are recognized on a settlement date basis. The effect of using the settlement date instead of the trade date for recognition has been immaterial.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued

Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, with the exception of investments held by Management. The Company has designated those investments held by the Holding Company, Capital and ASCC in equity and debt securities as "available for sale," and accordingly recorded at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of income and comprehensive income.

Investments are recorded on trade date. The cost of investments sold is determined on the first-in first-out method. Dividends and interest are accrued as earned. Securities listed on a securities exchange for which market quotations are available are valued at the last quoted sales price as of the last business day of the year. Investments in mutual funds are valued based upon the net asset value of the shares held as reported by the fund. Securities with no reported sales on such date are valued at their last closing bid price.

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying financial statements at the Company's share of the net asset values as reported by the respective Partnerships. Limited partners whose capital accounts in the aggregate are two-thirds of the total capital accounts of all limited partners may, at any time, require Capital to withdraw as the general partner of the Partnerships. Therefore, the Company is not deemed to have control of the Partnerships and accordingly, the accounts of the Partnerships are not included in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Depreciation and Amortization

Furniture, equipment, computer software and leasehold improvements are stated at cost, net of accumulated depreciation and amortization computed using the straight-line method. Depreciation of furniture, equipment and computer software is provided over estimated useful lives ranging from five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remainder of the term of the related lease. Accumulated depreciation for fully depreciated fixed assets is removed from the related accounts for those assets which have been retired.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued

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

2.  EARNINGS PER COMMON SHARE

Basic earnings per common share amounts were computed based on 9,571,711, 9,037,469 and 8,812,401 weighted average common shares outstanding in 1998, 1997 and 1996, respectively.

In accordance with the provisions of SFAS No. 128, dilutive earnings per share for the three years ended December 31, 1998, were computed based on the weighted average common shares outstanding provided in the table below. Antidilutive options were not included in the computation of dilutive earnings per share as the options' exercise prices were greater than the average market price of the common shares for each of those respective years.

                                                                           1998            1997            1996
                                                                           ----            ----            ----
      Weighted average common shares outstanding                          9,571,711       9,037,469       8,812,401
      Common stock equivalents-options                                       10,925          50,936          30,350
                                                                     --------------  --------------  --------------
                Dilutive weighted average common
                    shares outstanding                                    9,582,636       9,088,405       8,842,751
                                                                     ==============  ==============  ==============
      Antidilutive options                                                  150,000              -           35,000
                                                                     ==============  ==============  ==============

3.   INVESTMENTS AND CASH

Included in cash and cash equivalents, the Company had interest-bearing free credit balances with its clearing broker of $230,727 and $690,870 at December 31, 1998 and 1997, respectively.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued

Investments at December 31, 1998 and 1997, consisted of the following:

                                                                                                       Unrealized
                                                                Cost             Market Value          Gain (Loss)
                                                                ----             ------------          -----------

    1998:
        Available for sale-
           Common stock                                    $   51,735,002       $   62,778,063        $    11,043,061
           Corporate debt                                       1,175,964              868,250               (307,714)
           Atalanta/Sosnoff Fund                                  100,000              114,700                 14,700
                                                           --------------       --------------        ---------------
                                                               53,010,966           63,761,013             10,750,047
                                                           --------------       --------------        ---------------
        Trading-
           Atalanta/Sosnoff Fund                                9,000,000           10,041,281              1,041,281
                                                           --------------       --------------        ---------------
                                                                9,000,000           10,041,281              1,041,281
                                                           --------------       --------------        ---------------
        Other-
           Investment in limited partnerships                   4,279,487            7,565,780              3,286,293
                                                           --------------       --------------        ---------------
                                                                4,279,487            7,565,780              3,286,293
                                                           --------------       --------------        ---------------
                                                           $   66,290,453       $   81,368,074        $    15,077,621
                                                           ==============       ==============        ===============
    1997:
        Available for sale-
           Common stock                                    $   32,022,237       $   34,107,433        $     2,085,196
           U.S. Government obligations                         20,176,377           20,278,120                101,743
           Corporate debt                                       1,183,078            1,152,875                (30,203)
                                                           --------------       --------------        ---------------
                                                               53,381,692           55,538,428              2,156,736
                                                           --------------       --------------        ---------------
        Trading-
           Common stock                                         1,231,512            1,674,000                442,488
           U.S. Government obligations                          5,793,864            5,827,185                 33,321
                                                           --------------       --------------        ---------------
                                                                7,025,376            7,501,185                475,809
                                                           --------------       --------------        ---------------
        Other-
           Investment in limited partnerships                   1,150,000            1,928,454                778,454
                                                           --------------       --------------        ---------------
                                                                1,150,000            1,928,454                778,454
                                                           --------------       --------------        ---------------
                                                           $   61,557,068       $   64,968,067        $     3,410,999
                                                           ==============       ==============        ===============



4.  RECEIVABLE FROM CLEARING BROKER

Receivable from clearing broker represents net amounts due for securities transactions executed on or prior to year-end but settling thereafter.

5.  SEPARATION COSTS PAYABLE

The separation costs relate to the Company's termination without cause of its former president on August 15, 1997. Such termination is governed by the terms of the former president's Employment Agreement, whereby he receives two years severance at his base salary level at the time of termination payable over the two-year period ending November 15, 1999.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued

6.  RELATED PARTY TRANSACTIONS

As the General Partner for the Partnerships and the investment manager of the Offshore Fund, Capital earned approximately $1,821,000, $1,258,000 and $1,099,000 in 1998, 1997 and 1996, respectively, for advisory and management services (charged at 1% and 1% - 2% of net assets, respectively), and incentive fees in the case of one partnership. Management earned commissions of approximately $116,000, $59,000 and $12,000 in 1998, 1997 and 1996,
respectively, for brokerage services provided to the Partnerships. Advisory fees and brokerage commissions are based on terms comparable to those in agreements with unrelated parties. Balances receivable from the Partnerships were approximately $449,000, $110,000 and $92,000 at December 31, 1998, 1997 and
1996, respectively, including approximately $282,000 of incentive fees which were allocated to net income in 1998.

Investments consist of shares held of the Atalanta/Sosnoff Fund (the "Fund"). Management acts as Distributor to the Fund and Capital acts as Investment Advisor.

Employment Agreement

In May 1985, Management entered into an employment agreement with an individual portfolio manager to provide investment expertise to both Management and Capital. Under the terms of the agreement, the employee is paid the net profits relating to the managed accounts (the "Net Profits") which represent advisory fees and commissions for all trades executed for his managed accounts, net of clearance and floor brokerage charges, allocated payroll, overhead and out-of-pocket expenses incurred on his behalf by Management. Commissions and advisory fee revenues related to such investment advisory services for 1998 amounted to $1,501,986 and related compensation expenses amounted to $965,994.

Effective October 1, 1998, Management entered into a new agreement with the employee for the period ending December 31, 2000, under which the employee is relinquishing the investment management and brokerage services provided to the managed accounts to Management. Pursuant to this agreement, Management will make payments to the employee in three installments in January of 1999, 2000 and 2001, based upon a multiple of annualized revenues from the employee's managed accounts, which will be recognized ratably as compensation expense over the term of the arrangement. In addition, Management and the employee agreed to change the split of Net Profits paid to the employee from 100% during the twelve-month period ended September 30, 1998 to 50% for the twelve-month period ending September 30, 1999, 25% for the twelve-month period ending September 30, 2000, and 0% thereafter. In the fourth quarter of 1998, $375,000 of accrued compensation was recorded in connection with the Agreement.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued


7.  PROVISION FOR INCOME TAXES

The provision for income taxes consists of:

                                                                  1998            1997            1996
                                                             --------------  --------------  --------------
      Current income taxes:
          Federal                                            $    3,822,000  $    2,982,961  $    4,197,000
          State and local                                         1,694,600       5,663,303       2,467,000
                                                             --------------  --------------  --------------
                    Total current                                 5,516,600       8,646,264       6,664,000
                                                             --------------  --------------  --------------
      Deferred income taxes provision:
          Federal                                                   267,100        (180,180)        (56,000)
          State and local                                           127,300        (342,084)        (47,000)
                                                             --------------  --------------  --------------
                    Total deferred                                  394,400        (522,264)       (103,000)
                                                             --------------  --------------  --------------
                                                             $    5,911,000  $    8,124,000  $    6,561,000
                                                             ==============  ==============  ==============



A reconciliation of the statutory federal income tax rate and the effective rate based on consolidated income before income taxes in 1998, 1997 and 1996, is set forth below:

                                                                  1998       1997       1996
                                                                  ----       ----       ----
          Statutory federal income tax rate                       34.5%      34.5%       34.5%
          Increase resulting from:
              State and local income taxes, net of federal
                 tax benefit                                       8.6       10.6         8.0
              Other                                                0.1        0.1         0.2
                                                                  ----       ----        ----
                        Effective rate                            43.2%      45.2%       42.7%
                                                                  ====       ====        ====



At December 31, 1997 and 1998 the total income taxes payable balance was $1,763,574 and $6,541,427, respectively. This increase is mostly due to the increase in deferred tax liabilities from $289,424 at December 31, 1997 to $6,273,377 at December 31, 1998. The primary reason for the change resulted from the increase in unrealized gains on the Company's investments as described below.

                                                                        1998           1997
                                                                        ----           ----
          Unrealized gain on investments                           $  6,483,377    $   1,053,000
          Separation costs payable                                     (210,000)        (490,000)
          Restricted stock award                                             -          (224,800)
          Other                                                              -           (48,776)
                                                                   ------------    -------------
                                                                   $  6,273,377    $     289,424
                                                                   ============    =============


                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued



8.  NET CAPITAL REQUIREMENTS

Management is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 1998, Management had net capital of $9,198,451, which was $8,948,451 in excess of its required net capital of $250,000, and had a ratio of aggregate indebtedness to net capital of .08 to 1.

9.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and equipment under various noncancelable operating leases expiring through 2002. Rent expense was approximately $680,000, $661,000 and $475,000 in 1998, 1997 and 1996, respectively.

Approximate minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 1998, are as follows: 1999 through 2001 are equal to $626,000 per year and $417,000 for 2002.

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

During 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two officers of the Company under the terms of the LTIP. Such awards vest over four years. The difference of $9,001,625 between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period commencing with the fourth quarter of 1997.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued


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

A summary of option transactions for the three years ended December 31, 1998, is presented below. Each option becomes exercisable as to 20% of the total number of shares subject to the option six months after the date of grant, and as to an additional 20% each year thereafter. Generally, options may not expire more than ten years from the date of grant. Incentive Stock Options were granted at an exercise price of $6.125 and $9.00 per share in 1996 and 1998, respectively. Qualified Options were granted at an exercise price of $14.50 per share and Nonqualified Options were granted at exercise prices equal to market price per share at the date of grant. Only the LTIP has options available for grant at the end of 1998.

                                                           Incentive      Qualified     Nonqualified
                                                             Stock          Stock           Stock
                                                            Options        Options         Options         Total
                                                           ---------      ---------    -------------       -----
Outstanding, beginning of 1996                              50,000           1,724          835,000         886,724
Expired during 1996                                                -        (1,724)              -           (1,724)
                                                         ------------   ----------    -------------     -----------
Outstanding, end of 1996                                    50,000              -           835,000         885,000
Canceled during 1997                                               -            -          (650,000)       (650,000)
Expired during 1997                                                -            -           (35,000)        (35,000)
                                                         ------------   ----------    -------------     -----------
Outstanding, end of 1997                                    50,000              -           150,000         200,000
Granted during 1998                                         50,000              -                -           50,000
                                                         ---------      ----------    -------------     -----------
Outstanding, end of 1998                                    100,000             -           150,000         250,000
                                                         ==========     ==========    =============     ===========
Exercisable, end of 1996                                                                                    235,000
                                                                                                        ===========
Exercisable, end of 1997                                                                                    110,000
                                                                                                        ===========
Exercisable, end of 1998                                                                                    150,000
                                                                                                        ===========
Available for grant, end of 1998                                                                             55,000
                                                                                                        ===========



The Company accounts for these options under APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income and comprehensive income. Had compensation cost for these options been determined consistent with the fair value method required by FASB Statement No. 123 ("Statement 123"), the Company's

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                  Continued


net income and earnings per share would have been the following pro forma amounts in each of the three years ended December 31, 1998:

                                             1998               1997              1996
                                       --------------     --------------   ---------------
         Net income:
             As reported               $     7,783,518    $     9,849,373   $     8,801,916
             Pro forma                       7,580,329          9,626,832         8,322,122

         Basic EPS:
             As reported               $           .81    $          1.09   $          1.00
             Pro forma                             .79               1.07               .94

         Dilutive EPS:
             As reported               $           .81    $          1.08   $          1.00
             Pro forma                             .79               1.06               .94



In January 1998, the Company granted 50,000 Incentive Options at an exercise price of $9.00 per share under the LTIP to an executive officer of the Company. For the purposes of Statement 123 calculations, the fair value of the options was $3.27 per share, and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.5%; expected dividend yield of 2.9%; expected option life of 10 years and expected volatility of 33%. The fair value of the options to purchase 800,000 shares granted in 1995 (of which 650,000 were canceled in 1997) was $4.71 per share, and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk free interest rate of 5.7%, expected dividend yield of 1.6%, expected option life of 10 years and expected volatility of 40%.

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net income and earnings per share may not be representative of that to be expected in future years.

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for senior executives. Under the MIP, each participant is entitled to receive his assigned share of the annual award pool, which is computed based on operating income performance goals, as defined in the MIP. Included in employees' compensation on the consolidated statement of income and comprehensive income in 1996 is $860,000 related to the MIP and none in 1997 and 1998.

The Company also has a profit-sharing plan covering substantially all full-time employees. Contributions to this plan, which in any fiscal year are at the discretion of the Board of Directors, were approximately $131,000, $135,000 and $138,000 in 1998, 1997 and 1996, respectively.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTARY FINANCIAL INFORMATION

                        SELECTED QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                                                                                       Quarter
                                                                   ------------------------------------------------
                                                                   First         Second        Third         Fourth
                                                                   ------        ------        -----         ------
                                                                      (000's omitted, except per share amounts)
1998:
    Operating revenues                                          $    4,444    $    4,512    $    3,968    $    4,056
    Operating expenses                                               3,372         3,446         3,152         3,639
    Operating income                                                 1,072         1,066           816           417
    Other income, net                                                2,126         2,186         3,509         2,502
    Income before income taxes                                       3,198         3,252         4,325         2,919
    Net income                                                       1,790         1,884         2,439         1,670
    Per common share-
       Basic                                                           .19           .20           .25           .18
       Diluted                                                         .19           .20           .25           .18

1997:
    Operating revenues                                          $    4,775    $    4,495    $    4,789    $    4,771
    Operating expenses                                               2,768         2,805         4,623         3,511
    Operating income                                                 2,007         1,690           166         1,260
    Other income, net                                                2,047         4,909         3,036         2,858
    Income before income taxes                                       4,054         6,599         3,202         4,118
    Net income                                                       2,249         3,588         1,746         2,267
    Per common share-
       Basic                                                           .26           .41           .20           .24
       Diluted                                                         .26           .41           .19           .23

1996:
    Operating revenues                                          $    5,477    $    5,375    $    4,983    $    4,924
    Operating expenses                                               3,308         2,915         2,968         2,829
    Operating income                                                 2,169         2,460         2,015         2,095
    Other income, net                                                1,848         1,282         1,440         2,056
    Income before income taxes                                       4,017         3,742         3,445         4,151
    Net income                                                       2,300         2,131         1,988         2,385
    Per common share-
       Basic                                                           .26           .24           .23           .27
       Diluted                                                         .26           .24           .23           .27


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

    10.4 Second Lease Modification Agreement dated as of January 1985 between Martin T. Sosnoff and Park Tower Associates. (Exhibit 10.4)(1)

    10.5 Form of Sublease between Martin T. Sosnoff and the Company. (Exhibit 10.5) (3)

    10.6 Assignment of Lease between the Company and North American Consortium, Inc. (Exhibit 10.7)(7)

    10.7 Sublease dated October 18, 1988 between the Company and First City Capital Corporation (8)

    10.8 Employment Agreement between Martin T. Sosnoff and the Company dated as of March 31, 1986 (Exhibit 10.6.) (1), (14)

    10.9 Consulting Agreement between Shepard D. Osherow and the Company dated December 21, 1987. (Exhibit 10.2) (6), (14)

    10.10 Form of Employment Agreement, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (14)

    10.11 Letter Agreement between Martin T. Sosnoff and L. Mark Newman dated February 14, 1985 and exhibits thereto. (Exhibit 10.20)
              (1)

    10.12 Agreement between Martin T. Sosnoff and Shepard D. Osherow dated February 25, 1985 regarding the Letter Agreement between Martin
              T. Sosnoff and L. Mark Newman. (Exhibit 10.21) (1)

    10.13     1987 Stock Option Plan. (Exhibit 4.1) (5), (14)

    10.14     1987 Incentive Stock Purchase Plan. (Exhibit 4.4) (5), (14)

    10.15     Restricted Stock Bonus Plan (8), (14)

    10.16 Form of Stock Bonus Award Agreements, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull
              (8), (14)

    10.17 Profit Sharing Trust Agreement and Plan dated May 21, 1985 between Atalanta/Sosnoff Capital Corporation and the plan trustees. (Exhibit 10.24) (1), (14)

    10.18 Sub-sublease dated June 23, 1989 between the Company and Ehrlich Bober & Co., Inc. (9)

    10.19 Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1992 (10), (14)

    10.20 Executive Employment Agreement dated as of December 9, 1992 between Robert J. Kobel and the Company (10), (14)

    10.21     Employment Agreement dated January 1, 1986 between Henry E. Parker and the Company (10), (14)

    10.22 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1993 and March 8, 1994 (11), (14)

    10.23 Executive Employment Agreement dated July 8, 1993 between Craig B. Steinberg and the Company (11), (14)

    10.24 Executive Employment Agreement dated December 7, 1995 between Robert J. Kobel and the Company (12), (14)

    10.25     Employment Agreement dated July 1, 1986 between James D. Staub and the Company (12), (14)

    10.26 Modification Agreement of Sub-Lease dated February 27, 1996 between the Company and Foote, Cone & Belding Advertising, Inc. (12)

    10.27         1996 Long-Term Incentive Plan (13), (14)

    10.28 Restricted Stock Award Agreements dated as of September 17, 1997 executed by each of Craig B. Steinberg and Anthony G. Miller (13), (14)

    10.29 Employment Agreement dated December 22, 1997 between James D. Staub and the Company (13), (14)

    10.30 Agreement dated October 29, 1998 between William M. Knobler and the Company - FILED HEREWITH (14)

    10.31 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on March 10, 1999 - FILED HEREWITH (14)

    11.       Computation of Earnings per Share - FILED HEREWITH

    22.       Subsidiaries of the Registrant. (Exhibit 22) (1)

    25.       Power of Attorney (included as part of the "Signatures" page).

    27.       Financial Data Schedule - FILED HEREWITH

------------------------

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

(13) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1997.

(14) Required to be filed pursuant to the instructions to Item 14(c) of Form 10-K.

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on this 10th day of March, 1999.

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

        Signature                    Title                        Date

        s/ William Landberg
        William Landberg             Senior Vice President,       March 10, 1999
                                      Director



        s/ Anthony G. Miller
        Anthony G. Miller           Executive Vice President,     March 10, 1999
                                     Chief Operating Officer,
                                     Chief Financial Officer
                                     (Principal Financial
                                     and Accounting Officer)

        s/ Martin T. Sosnoff
        Martin T. Sosnoff           Chairman, Chief               March 10, 1999
                                     Executive Officer,
                                     Director (Principal
                                     Executive Officer)

        s/ Craig B. Steinberg
        Craig B. Steinberg          President and                 March 10, 1999
                                     Director of Research,
                                     Director


        s/ Thurston Twigg-Smith
        Thurston Twigg-Smith        Director                      March 10, 1999

                       EXHIBIT INDEX

EXHIBIT NUMBER         DESCRIPTION                                       PAGE

10.30 Agreement between William M. Knobler and the Company

10.31                  Amended and Restated Management Incentive Plan

11                     Computation of Earnings per Share

27                     Financial Data Schedule