Form 10-Q
period 1999-03-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1999-05-12
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
March 31, 1999                                   Commission File Number: 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-3339071
--------------------------------                      --------------------------
(State or other jurisdiction                          (I.R.S. Employer I.D. No.)
of incorporation or organization)


101 PARK AVENUE, NEW YORK, NEW YORK                                10178
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (zip code)

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

Yes      X        No

As of May 6, 1999 there were 9,338,401 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                         PAGE NO.
                                                                       --------

         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - March 31, 1999
                  and December 31, 1998                                     3

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income -
                  Three Months Ended March 31, 1999 and 1998                4

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity -
                  Three Months Ended March 31, 1999                         5

                  Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                  March 31, 1999 and 1998                                   6

                  Notes to Condensed Consolidated                         7-9
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements        10

         Item 2 - Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                           11-15

Part II - Other Information

         Items 1-6                                                         16

Signatures                                                                 17

Exhibit Index                                                              18

Exhibit 11 - Computation of Earnings Per Share                             19

Exhibit 27 - Financial Data Schedule                                       20

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


ASSETS                                                      MARCH 31, 1999                DECEMBER 31, 1998
------                                                      --------------                -----------------
Assets:
   Cash and cash equivalents                                       $3,497,603                       $3,993,963
   Accounts receivable                                              2,629,528                        3,319,185
   Receivable from clearing broker                                  1,202,525                          -------
   Investments, at market                                          76,642,430                       73,802,294
   Investments in limited partnerships                             11,222,419                        7,565,780
   Fixed assets, net                                                  880,643                          659,311
   Exchange memberships, at cost                                      402,000                          402,000
   Other assets                                                     1,691,867                          943,870
                                                                    ---------                          -------

     Total assets                                                 $98,169,015                      $90,686,403
                                                                  ===========                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities                            $534,070                         $773,970
   Accrued compensation payable                                       157,156                          648,611
   Income taxes payable                                             9,551,869                        6,541,427
   Separation costs payable                                           525,000                          700,000
                                                                      -------                          -------

     Total liabilities                                             10,768,095                        8,664,008
                                                                   ----------                        ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                       -------                          -------
   Common stock, $.01 par value; 30,000,000
       shares authorized; 9,587,401 shares
       issued and outstanding                                          95,874                           95,874
   Additional paid-in capital                                      24,389,499                       24,389,499
   Retained earnings                                               61,309,219                       58,412,561
   Accumulated other comprehensive income -
       unrealized gains from investments,
       net of deferred tax liabilities                              9,413,606                        7,494,341
   Unearned compensation                                           (5,626,013)                      (6,188,615)
   Treasury stock, at cost, 249,000 shares                         (2,181,265)                      (2,181,265)
                                                                   -----------                      -----------
     Total shareholders' equity                                    87,400,920                       82,022,395
                                                                   ----------                       ----------
     Total liabilities and shareholders' equity                   $98,169,015                      $90,686,403
                                                                  ===========                      ===========
Book value per share                                                    $9.36                            $8.78
                                                                        =====                            =====



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                         MARCH 31, 1999                          MARCH 31, 1998
                                                         --------------                          --------------

Revenues:
   Advisory fees                                               $3,823,351                           $3,996,146
   Commissions and other                                          399,639                              447,521
                                                                  -------                              -------
         Total revenues                                         4,222,990                            4,443,667
                                                                ---------                            ---------

Costs and expenses:
   Employees' compensation                                      2,834,661                            2,478,965
   Clearing and execution costs                                   137,317                              165,317
   Selling expenses                                               139,087                              105,153
   General and administrative expenses                            695,338                              622,582
                                                                  -------                              -------
     Total costs and expenses                                   3,806,403                            3,372,017
                                                                ---------                            ---------
     Operating income                                             416,587                            1,071,650
                                                                  -------                            ---------
Other income (expense):
   Interest and dividend income                                   176,674                              512,984
   Interest expense                                               (21,115)                             (19,579)
   Realized and unrealized gains
       from investments, net                                    4,546,512                            1,633,310
                                                                ---------                            ---------
       Other income, net                                        4,702,071                            2,126,715
                                                                ---------                            ---------
Income before provision for income taxes                        5,118,658                            3,198,365

Provision for income taxes                                      2,222,000                            1,408,000
                                                                ---------                            ---------
       Net income                                              $2,896,658                           $1,790,365
                                                               ==========                           ==========
Earnings per common share - basic                                   $0.31                                $0.19
                                                                    =====                                =====
Earnings per common share - diluted                                 $0.31                                $0.19
                                                                    =====                                =====

Net income, as presented above                                 $2,896,658                           $1,790,365

Other comprehensive income:
     Net unrealized gains from investments,
     net of deferred income taxes                               1,919,265                            1,499,706
                                                                ---------                            ---------

Comprehensive income                                           $4,815,923                           $3,290,071
                                                               ==========                           ==========



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                      Accumulated
                                                                         other
                                                                     comprehensive
                                         Additional                    income -
                               Common      Paid-In      Retained      unrealized          Unearned        Treasury
                               Stock       Capital      Earnings      gains, net        Compensation        Stock           Total
                               -----       -------      --------     -------------      ------------        -----           -----

Balance -
December 31, 1998               $95,874   $24,389,499   $58,412,561       $7,494,341      ($6,188,615)   ($2,181,265)   $82,022,395


Amortization of unearned
compensation                                                                                   562,602                      562,602


Unrealized gains from
investments, net of
deferred taxes                                                             1,919,265                                      1,919,265

Net Income                                                2,896,658                                                       2,896,658
                                -------     ---------     ---------       ----------        ----------     ----------     ---------

Balance -
March 31, 1999                  $95,874   $24,389,499   $61,309,219       $9,413,606      ($5,626,013)   ($2,181,265)   $87,400,920
                                =======   ===========   ===========       ==========      ============   ============   ===========



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                         1999                           1998
                                                                         ----                           ----
Cash flows from operating activities:
   Net income                                                         $2,896,658                    $1,790,365

Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation                                                           53,022                        46,372
   Amortization of unearned compensation                                 562,602                       562,602
   Realized and unrealized gains from
       investments, net                                               (4,546,512)                   (1,633,310)

Increase (decrease) from changes in:
   Accounts receivable                                                   689,657                       310,928
   Other assets                                                         (747,997)                      442,719
   Accounts payable and other liabilities                               (239,900)                     (108,905)
   Accrued compensation payable                                         (491,455)                     (290,550)
   Income taxes payable                                                1,730,932                       275,489
   Separation costs payable                                             (175,000)                     (175,000)
                                                                        ---------                     ---------
       Net cash provided by (used in) operating activities              (267,993)                    1,220,710
                                                                        ---------                    ---------

Cash flows from investing activities:
   Receivable from clearing broker, net                               (1,202,525)                      457,053
   Purchases of fixed assets                                            (274,354)                      (24,936)
   Purchases of investments                                          (24,362,311)                  (36,952,130)
   Proceeds from sales of investments                                 25,610,823                    34,679,841
                                                                      ----------                    ----------
       Net cash used in investing activities                            (228,367)                   (1,840,172)
                                                                        ---------                   -----------

Net decrease in cash and cash equivalents                               (496,360)                     (619,462)
Cash and cash equivalents, beginning of year                           3,993,963                     3,805,243
                                                                       ---------                     ---------
Cash and cash equivalents, end of period                              $3,497,603                    $3,185,781
                                                                      ==========                    ==========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                                          $21,115                       $19,579
                                                                         =======                       =======
       Income taxes                                                     $491,067                    $1,132,511
                                                                        ========                    ==========



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Unaudited Information

The accompanying condensed consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation ("Holding Company") and its direct and indirect wholly-owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management"), and ASCC Corporation ("ASCC").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations for the three months ended March 31, 1999 and 1998. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1998 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

Note 2:  Investments, at Market

The Company records its investments in equity and debt securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, with the exception of investments held by Management. The Company has designated those investments held by the Holding Company, Capital and ASCC in equity and debt securities as "available for sale," and accordingly recorded at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected in other income on the consolidated statements of income and comprehensive income.

Investments are recorded on trade date. The cost of investments sold is determined on the first-in first-out method. Dividends and interest are accrued as earned. Securities listed on a securities exchange for which market quotations are available are valued at the last quoted sales price as of the last business day of the year. Investments in mutual funds are valued based upon the net asset value of shares held as reported by the fund. Securities with no reported sales on such date are valued at their last closing bid price.

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying financial statements at the Company's share of the net asset values as reported by the respective Partnerships. Limited partners whose capital accounts in the aggregate are two-thirds of the total capital accounts of all limited partners may, at any time, require Capital to withdraw as the general partner of the Partnerships. Therefore, the Company is not deemed to have control of the Partnerships and accordingly, the accounts of the Partnerships are not included in these condensed consolidated financial statements.

Note 3:           Non-Cash Compensation Charges ("NCCC")

NCCC of approximately $563,000 were charged to operations in both the first quarter of 1999 and 1998. (See Note 4 below).

Note 4:           1996 Long Term Incentive Plan ("LTIP")

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

Note 5:           Senior Vice President Accounts

Certain high net worth accounts subject to the overall supervision and control of the Company are under the management of a Senior Vice President (the "SVP Accounts"). Effective October 1, 1998, the Company entered into a new facilities agreement with the SVP for the period ending December 31, 2000 under which the SVP is relinquishing the revenues generated by the investment management and brokerage services provided to the SVP Accounts to the Company.

Pursuant to this Agreement, the Company has or will make payments to the SVP in three installments in January of 1999, 2000 and 2001 based upon a multiple of annualized revenues of the SVP Accounts in the fourth quarter of 1998, 1999 and 2000, respectively. The Company estimates that the related compensation will total approximately $3 million, based on the SVP Accounts' current asset value, and will be recognized ratably as compensation expense over the term of the arrangement.

Additionally, the SVP's compensation related to the pre-tax operating income generated by the SVP Accounts will decline from 100% in the twelve-month period ended September 30, 1998, to 50% in the comparable 1999 period, and to 25% in the comparable 2000 period. The SVP will be required to remain an employee of the Company through 2000, and may remain an employee or consultant thereafter.

Pursuant to this Agreement, in the first quarter of 1999 $375,000 of compensation expense was recorded.

Note 6:           Treasury Stock

On December 9, 1998, the Company repurchased 249,000 shares of its common stock at a market price of $8.75 per share.

Note 7:  Net Income Per Share

Basic earnings per share amounts were computed based on 9,338,401 and 9,587,401 weighted average common shares outstanding in the first quarters of 1999 and 1998, respectively.

Diluted earnings per share amounts were computed based on 9,345,123 and 9,607,858 weighted average common shares outstanding in the first quarters of 1999 and 1998, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

See Exhibit 11 for further details on the computation of net income per share.

Note 8:           Income Taxes

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

Part I.  Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.

   I.    General

         Assets totaled $98.2 million at March 31, 1999, compared with $90.7 million at December 31, 1998, and book value per share totaled $9.36 at March 31, 1999, compared with $8.78 at December 31, 1998.

         Cash and cash equivalents totaled $3.5 million at March 31, 1999, compared with $4.0 million at December 31, 1998. Investments (at market) totaled $76.6 million at March 31, 1999, compared with $73.8 million at the end of 1998. Unrealized gains on investments, net of deferred taxes, totaled $9.4 million at March 31, 1999, compared with $7.5 million at December 31, 1998.

         Owing to the loss of sizeable institutional accounts in 1997 and 1998, and some withdrawals from existing accounts, partially offset by positive performance results in managed accounts over the last year, assets under management at March 31, 1999 totaled $2.48 billion, 8% less than a year ago, and 3% greater than year-end 1998. Account losses have been the result of below market performance for equity accounts in 1996 and 1997.

         Net income totaled $2.9 million ($.31 per share diluted) for the three months ended March 31, 1999, compared with $1.8 million ($.19 per share diluted) for the same period in 1998. For the 1999 quarter, income from money management operations before taxes ("operating income") decreased 61% compared with the same period in 1998, while other income increased 121%. Excluding non-cash compensation charges (see Note 3) recorded in the first quarters of 1999 and 1998, and the 1999 charge related to payments to a senior officer under a revised facilities agreement involving certain managed accounts (the "SVP Accounts" - see Note 5), operating income declined 17% in the 1999 quarter compared with the first quarter of 1998.

         As previously reported, the Company's then second largest account ($311 million in managed assets) terminated at the end of May, 1998. This account generated 3.8% of operating revenues in 1997, and 2.8% in 1998. While total operating revenues may decline in 1999, the Company intends to continue to keep operating expenses under close control.

   II.   Assets Under Management

         Assets under management totaled $2.48 billion at March 31, 1999, compared with $2.41 billion on December 31, 1998, and $2.70 billion on March 31, 1998.

         Average assets under management decreased 7% to $2.47 billion in the first quarter of 1999, compared with $2.67 billion in the comparable period a year ago. However, average managed assets increased 10% compared with the fourth quarter of 1998. Assets under management at March 31, 1999 totaled $2.48 billion, or 3% greater than at the end of 1998 and 8% less than a year ago. Net client withdrawals totaling $691 million over the last twelve months more than offset strong performance results in equity and balanced accounts.

         During the first quarter of 1999, new accounts totaled $14 million, net withdrawals out of client accounts totaled $108 million, and performance added $163 million to managed assets.

         In the twelve months ended March 31, 1999, new accounts totaled $26 million, net withdrawals out of client accounts totaled $717 million, and performance added $469 million to managed assets.

         Account losses and net cash withdrawn from existing accounts are primarily the result of the 1996 and 1997 below market performance for equity accounts. Performance over the last fifteen months was strong on an absolute and relative basis, and the Company's peer group rankings continue to improve. Net client withdrawals have slowed substantially since June 30, 1998.

   III.  Results of Operations

         Quarterly Comparison

         In the first quarter of 1999 operating revenues totaled $4.2 million, compared with $4.4 million a year ago, based on the 7% decline in average managed assets from a year ago.

         Operating expenses increased 13% to $3.8 million, compared with $3.4 million a year ago. After adjusting for the non-cash compensation charges, and SVP charges, operating expenses increased 2% to total $2.9 million, compared with $2.8 million in the 1998 quarter. As a result, operating income as adjusted declined 17% to $1.4 million (32% margin), compared with $1.6 million (37% margin) in the 1998 quarter.

         Other income totaled $4.7 million in the 1999 quarter, which included $1.9 million in net realized capital gains and $2.6 million in net unrealized capital gains. Other income totaled $2.1 million for the same period a year ago, reflecting net realized and unrealized capital gains of $1.6 million.

         The following table depicts variances in significant income statement items for the three months ended March 31, 1999 compared with the same period in 1998. Explanations of the variances follow the table.

                                                                    (000's)
                                                            3 Months Ended March 31
                                                            -----------------------                        Percentage
                                                          1999                  1998                          Change
                                                          -----                ------                         ------

         A. Advisory fees                                 $3,823              $3,996                             -4%
         B. Employees' compensation                        2,835               2,479                            +14
         C. Non-compensation expenses                        971                 893                             +9
         D. Other income, net                              4,702               2,127                           +121
         F. Income taxes                                   2,222               1,408                            +58



         o The 4% decrease in advisory fees is due to the 7% decline in average assets under management previously discussed, partially offset by an increase in the weighted fee yield.

         o The increase in employees' compensation is the result of $375,000 in SVP charges recorded in the 1999 quarter, compared with none in the 1998 period. Excluding this charge, compensation expense decreased 1%.

         o Non-compensation expenses increased from a year ago due to a 33% increase in selling and promotional expenses related to expanded marketing efforts, and one-time increases in various professional fees.

         o Other income more than doubled from a year ago due to the increases in net realized and unrealized capital gains previously discussed.

         o    Income taxes increased due to the 60% increase in pre-tax income.

IV.      Liquidity and Capital Resources

         At March 31, 1999 the Company had cash and cash equivalents of $3.5 million, compared with $4.0 million at the end of 1998. Operating activities generated net cash outflows of $268,000 in the three months ended March 31, 1999, compared with $1.2 million of inflows in the same period in 1998, reflecting the changing levels of operating income and net income over those periods. Net cash used in investing activities totaled $228,000 in the 1999 period, compared with $1.8 million in the similar 1998 period.

         Investments in marketable securities aggregated $76.6 million at March 31, 1999, compared with $73.8 million at the end of 1998. During 1998, the Company invested $9.1 million in its new mutual fund, the Atalanta/Sosnoff Fund, and an additional $3 million in investment partnerships. At the start of 1999, the Company invested an additional $3 million in investment partnerships.

         Shareholders' equity totaled $87.4 million at March 31, 1999, compared with $82.0 million at the end of 1998, primarily from net income of $2.9 million recorded in the first three months of 1999 and unrealized gains in the investment portfolio. The Company has adopted SFAS No. 115, requiring it to reflect a net unrealized gain of $9.4 million in shareholders' equity at March 31, 1999, compared with $7.5 million at December 31, 1998.

         At March 31, 1999, the Company's investment portfolio at market totaled $92.6 million (cost basis $71.0 million), compared with $85.4 million (cost $70.3 million) at the end of 1998, comprised of cash and cash equivalents, corporate and convertible debt, large-cap equity securities, and investments in limited partnerships and the Atalanta/Sosnoff Fund. At March 31, 1999, the Company was invested in 16 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts. The largest position was in Microsoft, at 15.6% of the portfolio, with an unrealized gain of $5.9 million at quarter-end.

         If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $9 million; if the market were to decline by 20%, the Company might experience unrealized losses of $18 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are primarily large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

         In 1998, Atalanta paid a special dividend of $.25 per share. Additionally, in December, 1998, the Company repurchased 249,000 shares of its common stock at a market price of $8.75 per share. At March 31, 1999, there were no liabilities for borrowed money.

V.       Year 2000

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

         The Company has conducted a full assessment of its information technology systems and imbedded technology to determine whether they are Y2K compliant (i.e., that they will recognize and specify dates to properly function in the year 2000 and thereafter). The remediation and testing of all existing critical was substantially completed by the end of 1998. Point-to-point testing with the systems of third parties with which our existing systems interface is also substantially completed. While the Company's existing critical systems are mostly Y2K compliant, to reduce the cost of maintenance associated with such systems, the Company decided to replace its two core critical systems, trading and portfolio accounting, with off-the-shelf commercial software packages that are also Y2K compliant. This process is well under way and we expect to make a complete conversion to these two new systems by June 30, 1999.

         Implementation of remediation and testing of non-critical systems is substantially complete. Because much of our information technology systems are proprietary and maintained by its designer and MIS employees, Y2K compliance has been conducted in the normal course of business without material incremental expenditures or personnel. In the cases where external support in the form of software upgrades or services are required, such support was provided by suppliers in the fourth quarter of 1998. Based on its progress to date, we do not believe that the costs of Y2K compliance will have a material effect on the Company's financial position, results of operations or cash flow.

         However, the Company is closely monitoring the progress of third parties' information technology systems in Y2K compliance on which its systems are dependent. It has solicited and received assurances of progress from such third parties and is evaluating their responses. The Company has developed contingency plans in the event of Y2K compliance failure by such third parties based on more traditional systems for securities execution, processing, settlement and record keeping which it intends to continue to develop based on the results of testing this year. We are not currently in a position to assess the effect of critical third parties' ability to achieve Y2K compliance but believe that the impact of failure would be adverse to our business.

Part II. Other Information

                  Item 1.  Legal Proceedings

                           None.

                  Item 2.  Changes in Securities

                           None.

                  Item 3.  Default upon Senior Securities

                           None.

                  Item 4.  Submission of Matters to a Vote of Security

                           At the Company's Annual Meeting of Stockholders held on May 6, 1999, the election of the Board of Directors' nominees was approved, the amendment to the Company's Management Incentive Plan was approved, and the ratification of the appointment of the Company's independent auditors was approved.

                  Item 5.  Other Information.

                           None.

                  Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit
                  Number   Description
                  -------  -----------
                   2       None.
                   4       None.
                  11       Computation of Earnings per Share.
                  15       None.
                  18       None.
                  19       None.
                  20       None.
                  23       None.
                  24       None.
                  25       None.
                  27       Financial Data Schedule
                  28       None.

                  Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Atalanta/Sosnoff Capital Corporation

         Date:    May 7, 1999               /s/  Martin T. Sosnoff
                                            ----------------------
                                            Martin T. Sosnoff
                                            Chairman of the Board and
                                            Chief Executive Officer

         Date:    May 7, 1999               /s/  Anthony G. Miller
                                            ----------------------
                                            Anthony G. Miller
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Chief Financial Officer

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

         Reports on Form 8-K: None