Form 10-Q
period 1999-06-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1999-08-11
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------


For Quarter Ended:
June 30, 1999                                     Commission File Number: 1-9137

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

Yes      X        No

As of August 5, 1999 there were 9,587,401 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                         PAGE NO.
                                                                       --------

         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - June 30, 1999
                  and December 31, 1998                                       3

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income -
                  Three and Six Months Ended June 30, 1999 and 1998         4-5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity -
                  Six Months Ended June 30, 1999                              6

                  Condensed Consolidated Statements of
                  Cash Flows - Six Months Ended
                  June 30, 1999 and 1998                                      7

                  Notes to Condensed Consolidated                          8-10
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements          11

         Item 2 - Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                             12-17

Part II - Other Information

         Items 1-6                                                           18

Signatures                                                                   19

Exhibit Index                                                                20

Exhibit 11 - Computation of Earnings Per Share                               21

Exhibit 27 - Financial Data Schedule                                         22

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

ASSETS                                                       JUNE 30, 1999       DECEMBER 31, 1998
------                                                       -------------       -----------------

Assets:
   Cash and cash equivalents                                   $7,906,797              $3,993,963
   Accounts receivable                                          3,057,101               3,319,185
   Investments, at market                                      71,360,162              73,802,294
   Investments in limited partnerships                         13,290,156               7,565,780
   Fixed assets, net                                              957,519                 659,311
   Exchange memberships, at cost                                  402,000                 402,000
   Other assets                                                 1,481,932                 943,870
                                                                ---------                 -------

     Total assets                                             $98,455,667             $90,686,403
                                                              ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities                        $736,116                $773,970
   Accrued compensation payable                                   501,262                 648,611
   Income taxes payable                                         9,624,825               6,541,427
   Payable to clearing broker                                     251,189                 -------
   Separation costs payable                                       350,000                 700,000
                                                                  -------                 -------

     Total liabilities                                         11,463,392               8,664,008
                                                               ----------               ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                   -------                 -------
   Common stock, $.01 par value; 30,000,000
       shares authorized; 9,587,401 shares
       issued and outstanding                                      95,874                  95,874
   Additional paid-in capital                                  24,389,499              24,389,499
   Retained earnings                                           66,494,779              58,412,561
   Accumulated other comprehensive income -
       unrealized gains from investments, net of deferred
       tax liabilities of $3,865,693 and $4,996,227             5,798,539               7,494,341
   Unearned compensation                                       (5,063,411)             (6,188,615)
   Treasury stock, at cost, 503,174 and 249,000 shares         (4,723,005)             (2,181,265)
                                                               -----------             -----------

     Total shareholders' equity                                86,992,275              82,022,395
                                                               ----------              ----------

     Total liabilities and shareholders' equity               $98,455,667             $90,686,403
                                                              ===========             ===========

Book value per share                                                $9.58                   $8.78
                                                                    =====                   =====

            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                          JUNE 30, 1999          JUNE 30, 1998
                                                          -------------          -------------
Revenues:
   Advisory fees                                            $4,032,947             $4,117,086
   Commissions and other                                       463,838                394,702
                                                               -------                -------

         Total revenues                                      4,496,785              4,511,788
                                                             ---------              ---------

Costs and expenses:
   Employees' compensation                                   3,026,638              2,404,362
   Clearing and execution costs                                175,023                136,675
   Selling expenses                                             80,715                122,295
   General and administrative expenses                         786,084                782,780
                                                               -------                -------

     Total costs and expenses                                4,068,460              3,446,112
                                                             ---------              ---------

     Operating income                                          428,325              1,065,676
                                                               -------              ---------

Other income (expense):
   Interest and dividend income                                268,585                404,694
   Interest expense                                             (8,994)                (9,052)
   Realized and unrealized gains
       from investments, net                                 8,454,646              1,790,795
                                                             ---------              ---------

       Other income, net                                     8,714,237              2,186,437
                                                             ---------              ---------

Income before provision for income taxes                     9,142,562              3,252,113

Provision for income taxes                                   3,957,000              1,368,000
                                                             ---------              ---------

       Net income                                           $5,185,562             $1,884,113
                                                            ==========             ==========

Earnings per common share - basic                                $0.56                  $0.20
                                                                 =====                  =====

Earnings per common share - diluted                              $0.56                  $0.20
                                                                 =====                  =====

Net income, as presented above                              $5,185,562             $1,884,113

Other comprehensive income (loss):
     Net unrealized gain (loss) from investments,
     net of deferred income taxes (credit)
     of ($2,410,045) and $2,242,385                        (3,615,067)              3,363,577
                                                            ----------              ---------

Comprehensive income                                        $1,570,495             $5,247,690
                                                            ==========             ==========

            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                          JUNE 30, 1999          JUNE 30, 1998
                                                          -------------          -------------
Revenues:
   Advisory fees                                            $7,856,297             $8,113,232
   Commissions and other                                       863,475                842,220
                                                               -------                -------

         Total revenues                                      8,719,772              8,955,452
                                                             ---------              ---------

Costs and expenses:
   Employees' compensation                                   5,861,298              4,883,327
   Clearing and execution costs                                312,340                301,992
   Selling expenses                                            219,803                227,068
   General and administrative expenses                       1,481,421              1,405,740
                                                             ---------              ---------

     Total costs and expenses                                7,874,862              6,818,127
                                                             ---------              ---------

     Operating income                                          844,910              2,137,325
                                                               -------              ---------

Other income (expense):
   Interest and dividend income                                445,259                917,678
   Interest expense                                            (30,109)               (28,631)
   Realized and unrealized gains
       from investments, net                                13,001,158              3,424,105
                                                            ----------              ---------

       Other income, net                                    13,416,308              4,313,152
                                                            ----------              ---------

Income before provision for income taxes                    14,261,218              6,450,477

Provision for income taxes                                   6,179,000              2,776,000
                                                             ---------              ---------

       Net income                                           $8,082,218             $3,674,477
                                                            ==========             ==========

Earnings per common share - basic                                $0.87                  $0.38
                                                                 =====                  =====

Earnings per common share - diluted                              $0.87                  $0.38
                                                                 =====                  =====

Net income, as presented above                              $8,082,218             $3,674,477

Other comprehensive income (loss):
     Net unrealized gain (loss) from investments,
     net of deferred income taxes (credit)
     of ($1,130,534) and $3,242,189                        (1,695,802)              4,863,283
                                                            ----------              ---------

Comprehensive income                                        $6,386,416             $8,537,760
                                                            ==========             ==========

            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                    Accumulated other
                                                                      comprehensive
                                          Additional                     income -
                               Common      Paid-In        Retained      unrealized       Unearned        Treasury
                                Stock      Capital        Earnings      gains, net     Compensation       Stock           Total
                                -----      -------        --------      ----------     ------------       -----           -----
Balance -
December 31, 1998              $95,874   $24,389,499    $58,412,561     $7,494,341     ($6,188,615)   ($2,181,265)    $82,022,395

Purchase of treasury stock                                                                             (2,541,740)     (2,541,740)

Amortization of unearned                                                                  1,125,204                     1,125.204
compensation

Unrealized gains (losses)
from investments,
net of deferred taxes                                                  (1,695,802)                                     (1,695,802)

Net Income                                                8,082,218                                                     8,082,218
                               -------     ---------      ---------    ----------       -----------    ----------       ---------
Balance -
June 30, 1999                  $95,874   $24,389,499    $66,494,779     $5,798,539     ($5,063,411)   ($4,723,005)    $86,992,275
                               =======   ===========    ===========     ==========     ============   ============    ===========

            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                      1999                           1998
                                                            -----------------------        -----------------------
Cash flows from operating activities:
   Net income                                                     $8,082,218                    $3,674,477

Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
   Depreciation and amortization                                     112,187                        92,947
   Amortization of unearned compensation                           1,125,204                     1,125,204
   Realized and unrealized gains from
       investments, net                                          (13,001,158)                   (3,424,105)

Increase (decrease) from changes in:
   Accounts receivable                                               262,084                       455,882
   Other assets                                                     (538,062)                      212,877
   Accounts payable and other liabilities                            (37,854)                      111,656
   Accrued compensation payable                                     (147,349)                     (403,526)
   Income taxes payable                                            4,213,933                      (619,511)
   Payable to clearing broker                                        251,189
   Separation costs payable                                         (350,000)                     (350,000)
                                                                   ---------                     ---------

       Net cash provided by (used in) operating activities           (27,608)                      875,901
                                                                    --------                       -------

Cash flows from investing activities:
   Receivable from clearing broker, net                                                          1,323,473
   Purchases of fixed assets                                        (410,395)                      (28,887)
   Purchases of investments                                      (66,674,638)                  (61,013,292)
   Proceeds from sales of investments                             73,567,215                    60,108,485
                                                                  ----------                    ----------

       Net cash provided by investing activities                   6,482,182                       389,779
                                                                   ---------                       -------

Cash flows from financing activities:
    Purchase of treasury stock                                    (2,541,740)                  -----0-----

          Net cash used in financing activities                   (2,541,740)                  -----0-----
                                                                 -----------                   -----------

Net increase in cash and cash equivalents                          3,912,834                     1,265,680
Cash and cash equivalents, beginning of year                       3,993,963                     3,805,243
                                                                   ---------                     ---------

Cash and cash equivalents, end of period                          $7,906,797                    $5,070,923
                                                                  ==========                    ==========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                                      $30,109                       $28,631
                                                                     =======                       =======
       Income taxes                                               $1,965,067                    $3,395,511
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1998 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited condensed consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

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

Investments are recorded on trade date. The cost of investments sold is determined on the first-in first-out method. Dividends and interest are accrued as earned. Securities listed on a securities exchange for which market quotations are available are valued at the last quoted sales price as of the last business day of the period. Investments in mutual funds are valued based upon the net asset value of shares held as reported by the fund. Securities with no reported sales on such date are valued at their last closing bid price.

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

Note 3:           Non-Cash Compensation Charges ("NCCC")

NCCC of approximately $563,000 was charged to operations in the second quarters of 1999 and 1998, respectively. NCCC of approximately $1.13 million was charged to operations in the first six months of 1999 and 1998, respectively (See Note
4).

Note 4:           1996 Long Term Incentive Plan ("LTIP")

In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the LTIP. Such awards vest annually over four years. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually).

Note 5:           Senior Vice President Accounts

Certain high net worth accounts subject to the overall supervision and control of the Company are under the management of a Senior Vice President (the "SVP Accounts"). Effective October 1, 1998, the Company entered into a facilities agreement with the SVP for the period ending December 31, 2000 under which the SVP is relinquishing the right to receive revenues generated by the investment management and brokerage services provided to the SVP Accounts to the Company.

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

Pursuant to this Agreement, compensation expense of $375,000 and $750,000 was recorded in the three months and six months ended June 30, 1999, respectively.

Note 6:           Compensation Expense

Pursuant to an agreement, an officer of the Company receives a bonus based upon the pre-tax operating profits generated by the Company as general partner of a Partnership managed by the officer. In addition, under the Company's Management Incentive Plan a bonus is earned by the Chief Executive Officer based upon the pre-tax earnings of certain managed assets of the Company in excess of a base indexed return, subject to a ceiling of 10% of pre-tax Company profits. Included in compensation expense are accrued bonuses to these officers of approximately $299,000 and $64,000 for the six months ended June 30, 1999 and 1998, respectively.

Note 7:           Treasury Stock

On December 9, 1998, the Company repurchased 249,000 shares of its common stock at a market price of $8.75 per share. On June 8, 1999, the Company repurchased 254,174 shares of its common stock from a former officer at a market price of $10.00 per share.

Note 8:           Net Income Per Share

Basic earnings per share amounts were computed based on 9,274,159 and 9,587,401 weighted average common shares outstanding in the second quarters of 1999 and 1998, respectively, and 9,306,103 and 9,587,401 for the six months ended June 30, 1999 and 1998, respectively.

Diluted earnings per share amounts were computed based on 9,282,673 and 9,609,520 weighted average common shares outstanding in the second quarters of 1999 and 1998, respectively, and 9,314,322 and 9,608,178 for the six months ended June 30, 1999 and 1998, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

See Exhibit 11 for further details on the computation of net income per share.

Note 9:           Income Taxes

The Company records income taxes in accordance with the provisions of SFAS No.
109. Accordingly, deferred taxes are provided to reflect temporary differences between the recognition of income and expense for financial reporting and tax purposes.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition", and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the loss of, or the failure to replace, any significant clients; changes in the relative investment performance of client or firm accounts and changes in the financial marketplace, particularly in the securities markets; and the Year 2000 Issue. These forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Part I.  Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.

   I.    General

         Assets totaled $98.5 million at June 30, 1999, compared with $90.7 million at December 31, 1998, and book value per share totaled $9.58 at June 30, 1999, compared with $8.78 at December 31, 1998.

         Cash and cash equivalents totaled $7.9 million at June 30, 1999 compared with $4.0 million at December 31, 1998. Investments (at market) totaled $71.3 million at June 30, 1999, compared with $73.8 million at the end of 1998. Unrealized gains on investments included in shareholders' equity, net of deferred taxes, totaled $5.8 million at June 30, 1999, compared with $7.5 million at December 31, 1998.

         Owing to the loss of several sizeable institutional accounts, and some withdrawals from existing accounts, offset by positive performance results in managed accounts over the last year, assets under management at June 30, 1999 totaled $2.36 billion, 6% greater than a year ago, and 2% less than year-end 1998.

         Net income totaled $5.2 million ($.56 per common share diluted) for the three months ended June 30, 1999, compared with $1.9 million ($.20 per common share diluted) for the same period in 1998. For the 1999 second quarter, income from money management operations before taxes ("operating income") decreased 60% compared with the same period in 1998, while other income nearly quadrupled. Excluding non-cash compensation charges (see Note 3 to financial statements) and the 1999 charge related to payments to a senior officer under a revised facilities agreement involving certain managed accounts (the "SVP Accounts" - see Note 5), operating income declined 16% in the 1999 quarter compared with the second quarter of 1998.

         Net income for the six months ended June 1999 was $8.1 million ($.87 per common share diluted) compared to $3.7 million ($.38 per common share diluted) for the same period in 1998. Operating income for the six months ended June 1999 decreased 61% to $845,000 compared to $2.1 million in 1998 while other income more than tripled in 1999 to $13.4 million compared to $4.3 million in 1998. Excluding non-cash compensation (see Note 3 to financial statements) and 1999 charge related to payments to a senior officer under a revised facilities agreement involving SVP Accounts, operating income decreased 17% in the 1999 period compared with the same period in 1998.

         While total operating revenues may decline in 1999, the Company intends to keep operating expenses under close control.

   II.   Assets Under Management

         Assets under management totaled $2.36 billion at June 30, 1999 compared with $2.41 billion on December 31, 1998, and $2.22 billion on June 30, 1998.

         Average assets under management decreased 4% to $2.43 billion in the second quarter of 1999, compared with $2.54 billion in the comparable period a year ago. Average managed assets decreased 2% compared with the first quarter of 1999. Assets under management at June 30, 1999 totaled $2.36 billion, or 2% less than at the end of 1998 and 6% greater than a year ago. Net client withdrawals totaling $241 million over the last twelve months were more than offset by strong performance results in equity and balanced accounts.

         During the second quarter of 1999, new accounts totaled $6 million, net withdrawals out of client accounts totaled $161 million, and performance added $38 million to managed assets.

         In the twelve months ended June 30, 1999, new accounts totaled $24 million, net withdrawals out of client accounts totaled $269 million, and performance added $386 million to managed assets.

         Investment performance for clients over the last eighteen months was strong on an absolute and relative basis, and the Company's peer group rankings have improved.

   III.  Results of Operations

         Quarterly Comparison

         Operating revenues were flat at $4.5 million for the second quarters ended June 30, 1999 and 1998.

         Operating expenses increased 18% to $4.1 million, compared with $3.4 million a year ago. After adjusting for the non-cash compensation charges and SVP charges, operating expenses increased 9% to total $3.1 million, compared with $2.8 million in the 1998 quarter. As a result, operating income as adjusted declined 16% to $1.4 million (30% margin), compared with $1.6 million (36% margin) in the 1998 quarter.

         Other income totaled $8.7 million in the 1999 quarter, which included $6.0 million in net realized capital gains and $2.5 million in net unrealized capital gains. Other income totaled $2.2 million for the same period a year ago, reflecting net realized and unrealized capital gains of $1.8 million.

         The following table depicts variances in significant income statement items for the three months ended June 30, 1999 compared with the respective period in 1998. Explanations of the variances follow the table.

                                                (000's)
                                         3 Months Ended June 30
                                         ----------------------     Percentage
                                          1999            1998        Change
                                         ------          ------       -------

         A. Advisory fees                $4,033         $4,117           -2%

         B. Employees' compensation       3,027          2,404          +26

         C. Non-compensation expenses     1,042          1,042            0

         D. Other income, net             8,714          2,186         +299

         E. Income taxes                  3,957          1,368         +189

         o The 2% decrease in advisory fees is due to the 4% decline in average assets under management previously discussed, partially offset by an increase in the weighted fee yield.

         o The increase in employees' compensation is the result of $375,000 in SVP charges and an accrued bonus of $200,000 earned under the Company's Management Incentive Plan in the 1999 quarter, compared with none in the 1998 period. Excluding these charges, compensation expense decreased 2%.

         o  Non-compensation expenses remained flat from a year ago.

         o Other income nearly quadrupled from a year ago due to the increases in net realized and unrealized capital gains previously discussed.

         o  Income taxes increased due to the 189% increase in pre-tax income.

         Six Month Comparison

         Operating revenues decreased 3% to $8.7 million for the six months ended June 1999 from $9.0 million for the 1998 comparable period.

         Operating expenses increased 16% to $7.9 million in 1999, compared with $6.8 million in 1998. After adjusting for the non-cash compensation charges and SVP charges, operating expenses increased 5% to total $6.0 million, compared with $5.7 million in the comparable 1998 period. As a result, operating income as adjusted declined 17% to $2.7 million (31% margin) compared with $3.3 million (36% margin) in the comparable 1998 period.

         Other income totaled $13.4 million in the six months ended June 1999 which included $7.9 million in net realized gains and $5.1 million in net unrealized gains on investments. Other income totaled $4.3 million for the comparable 1998 period reflecting net realized gains of $7.9 million and unrealized gains of $.9 million on investments.

         The following table depicts variances in significant income statement accounts for the six months ended June 30, 1999 compared to the respective period in 1998. Explanations of the variances follow the table.

                                                (000's)
                                         6 Months Ended June 30
                                         ----------------------      Percentage
                                           1999          1998          Change
                                          ------        ------         ------

         A. Advisory fees                 $7,856        $8,113            -3%

         B. Employees' compensation        5,861         4,883           +20

         C. Non-compensation expenses      2,014         1,935            +4

         D. Other income, net             13,416         4,313          +211

         E. Income taxes                   6,179         2,776          +123

         o The 3% decrease in advisory fees is due to the 6% decline in average assets under management, partially offset by an increase in the weighted fee yield.

         o The increase in employees' compensation is the result of $750,000 in SVP charges and an accrued bonus of $200,000 earned under the Company's Management Incentive Plan in the six months ended June 1999 compared with none in the 1998 period. Excluding these charges, compensation expense increased 1% from the 1998 period.

         o Non-compensation expenses increased from a year ago due to an increase of 5% in general and administrative expenses primarily related to one time professional services.

         o Other income increased 211% from the 1998 comparable period due to increases in net realized and unrealized gains on investments.

         o Income taxes increased 123% due to the 121% increase in net Company pre-tax profits.


IV.      Liquidity and Capital Resources

         At June 30, 1999 the Company had cash and cash equivalents of $7.9 million, compared with $4.0 million at the end of 1998. Operating activities generated net cash outflows of $28,000 in the six months ended June 30, 1999, compared with $876,000 of inflows in the same period in 1998, reflecting the changing levels of operating income and net income over those periods. Net cash provided by investing activities totaled $6.5 million in the 1999 period, compared with $390,000 in the similar 1998 period. The increase in 1999 was primarily due to the net proceeds from sales of investments. Net cash outflows in 1999 from financing activities totaled $2.5 million, resulting from the purchase of treasury stock.

         Investments in marketable securities aggregated $71.4 million at June 30, 1999 compared with $73.8 million at the end of 1998. During 1998, the Company invested $9.1 million in its new mutual fund, the Atalanta/Sosnoff Fund, and an additional $3 million in investment partnerships. At the start of 1999, the Company invested an additional $3 million in investment partnerships.

         Shareholders' equity totaled $87.0 million at June 30, 1999, compared with $82.0 million at the end of 1998, primarily from net income of $8.1 million recorded in the first six months of 1999 and unrealized losses in the investment portfolio. The Company has adopted SFAS No. 115, requiring it to reflect a net unrealized gain of $5.8 million in shareholders' equity at June 30, 1999, compared with $7.5 million at December 31, 1998.

         At June 30, 1999, the Company's investment portfolio at market totaled $92.6 million (cost basis $82.9 million), compared with $85.4 million (cost $70.3 million) at the end of 1998, comprised of cash and cash equivalents, corporate and convertible debt, large-cap equity securities, and investments in limited partnerships and the Atalanta/Sosnoff Fund. At June 30, 1999, the Company was invested in 14 separate large-cap equity securities, in a more concentrated fashion than it does for its managed client accounts. The largest position was in Microsoft, at 14% of the portfolio, with an unrealized gain of $5.2 million at quarter-end.

         If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $9.3 million; if the market were to decline by 20%, the Company might experience unrealized losses of $18.6 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are primarily large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

         In 1998, Atalanta paid a special dividend of $.25 per share. Additionally, in December 1998, the Company repurchased 249,000 shares of its common stock at a market price of $8.75 per share and in June 1999, the Company repurchased 254,174 shares of its common stock from a former officer of the Company at a market price of $10.00 per share. At June 30, 1999, there were no liabilities for borrowed money.

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

         The Company has conducted a full assessment of its information technology systems and imbedded technology to determine whether they are Y2K compliant (i.e., that they will recognize and specify dates to properly function in the year 2000 and thereafter). The remediation and testing of all existing critical systems was substantially completed by the end of 1998. Point-to-point testing with the systems of third parties with which our existing systems interface is also substantially completed. While the Company's existing critical systems were mostly Y2K compliant, to reduce the cost of maintenance associated with such systems, the Company decided to replace its two core critical systems, trading and portfolio accounting, with off-the-shelf commercial software packages that are also Y2K compliant. This process is now complete.

         Implementation of remediation and testing of non-critical systems is substantially complete. Because much of our information technology systems were proprietary and maintained by its designer and MIS employees, Y2K compliance has been conducted in the normal course of business without material incremental expenditures or personnel. In the cases where external support in the form of software upgrades or services are required, such support was provided by suppliers in the fourth quarter of 1998. Based on its progress to date, we do not believe that the costs of Y2K compliance will have a material effect on the Company's financial position, results of operations or cash flow.

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

                                       Atalanta/Sosnoff Capital Corporation



         Date:    August 5, 1999       /s/  Martin T. Sosnoff
                                       -----------------------------------------
                                       Martin T. Sosnoff
                                       Chairman of the Board and Chief Executive
                                       Officer




         Date:    August 5, 1999       /s/  Anthony G. Miller
                                       -----------------------------------------
                                       Anthony G. Miller
                                       Executive Vice President, Chief Operating
                                       Officer and Chief Financial Officer

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

         Reports on Form 8-K: None