Form 10-Q
period 1999-09-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 1999-11-12
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:

September 30, 1999                               Commission File Number: 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3339071
--------------------------------                     --------------------------
(State or other jurisdiction                         (I.R.S. Employer I.D. No.)
of incorporation or organization)

  101 PARK AVENUE, NEW YORK, NEW YORK                                 10178
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (zip code)

                                 (212) 867-5000
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

Yes    [X]        No  ____

As of November 5, 1999 there were 9,075,127 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                          PAGE NO.
                                                                        --------
         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - September 30, 1999
                  and December 31, 1998                                        3

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income -
                  Three and Nine Months Ended
                  September 30, 1999 and 1998                                4-5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity -
                  Nine Months Ended September 30, 1999                         6

                  Condensed Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 30, 1999 and 1998                                  7

                  Notes to Condensed Consolidated                           8-10
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements           11

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                               12-17

Part II - Other Information

         Items 1-6                                                            18

Signatures                                                                    19

Exhibit Index                                                                 20

Exhibit 11 - Computation of Earnings Per Share                                21

Exhibit 27 - Financial Data Schedule                                          22

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

ASSETS                                                      SEPTEMBER 30, 1999   DECEMBER 31, 1998
------                                                      ------------------   -----------------
Assets:
   Cash and cash equivalents                                   $  2,200,762       $  3,993,963
   Accounts receivable                                            2,993,337          3,319,185
   Due from broker                                                1,445,478
   Investments, at market                                        72,238,321         73,802,294
   Investments in limited partnerships                           13,834,977          7,565,780
   Fixed assets, net                                              1,225,783            659,311
   Exchange memberships, at cost                                    402,000            402,000
   Other assets                                                   1,933,013            943,870
                                                               ------------       ------------

     Total assets                                              $ 96,273,671       $ 90,686,403
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities                      $    975,256       $    773,970
   Accrued compensation payable                                   1,053,917            648,611
   Income taxes payable                                           7,468,204          6,541,427
   Separation costs payable                                         175,000            700,000
                                                               ------------       ------------

     Total liabilities                                            9,672,377          8,664,008
                                                               ------------       ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                        --                 --
   Common stock, $.01 par value; 30,000,000
       shares authorized; 9,587,401 shares issued                    95,874             95,874
   Additional paid-in capital                                    24,242,495         24,389,499
   Retained earnings                                             67,877,670         58,412,561
   Accumulated other comprehensive income -
       unrealized gains from investments, net of deferred
       tax liabilities of $2,406,046 and $4,996,227               3,609,069          7,494,341
   Unearned compensation                                         (4,500,809)        (6,188,615)
   Treasury stock, at cost, 503,174 and 249,000 shares           (4,723,005)        (2,181,265)
                                                               ------------       ------------

     Total shareholders' equity                                  86,601,294         82,022,395
                                                               ------------       ------------

     Total liabilities and shareholders' equity                $ 96,273,671       $ 90,686,403
                                                               ============       ============

Book value per share                                           $       9.53       $       8.78
                                                               ============       ============


            See Notes to Condensed Consolidated Financial Statements

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                    SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                    ------------------   ------------------
Revenues:
   Advisory fees                                       $ 3,744,958           $ 3,592,550
   Commissions and other operating revenues                451,740               375,351
   Realized and unrealized gains from
          principal securities transactions              2,344,099             3,143,714
   Interest and dividend income, net                       187,138               365,086
                                                       -----------           -----------

         Total revenues                                  6,727,935             7,476,701
                                                       -----------           -----------
Costs and expenses:
   Employees' compensation and benefits                  3,196,743             2,432,017
   Clearing and execution costs                            192,685               129,856
   Selling expenses                                         65,507                95,828
   General and administrative expenses                     826,108               494,250
                                                       -----------           -----------

     Total costs and expenses                            4,281,043             3,151,951
                                                       -----------           -----------

Income before provision for income taxes                 2,446,892             4,324,750

Provision for income taxes                               1,064,000             1,886,000
                                                       -----------           -----------

       Net income                                      $ 1,382,892           $ 2,438,750
                                                       ===========           ===========

Earnings per common share - basic                      $      0.15           $      0.25
                                                       ===========           ===========

Earnings per common share - diluted                    $      0.15           $      0.25
                                                       ===========           ===========

Net income, as presented above                         $ 1,382,892           $ 2,438,750

Other comprehensive income (loss):
     Net unrealized gain (loss) from investments,
     net of deferred income taxes (credit)
     of ($1,459,291) and $(3,035,999)                   (2,189,475)           (4,554,000)
                                                       -----------           -----------

Comprehensive income (loss)                            $  (806,583)          $(2,115,250)
                                                       ===========           ===========



            See Notes to Condensed Consolidated Financial Statements

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                              -----------------
                                                    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                    ------------------    ------------------
Revenues:
   Advisory fees                                       $ 11,601,255          $ 11,705,783
   Commissions and other operating revenues               1,315,215             1,217,570
   Realized and unrealized gains from
       principal securities transactions                 15,345,257             6,567,818
    Interest and dividend income, net                       602,288             1,254,132
                                                       ------------          ------------

     Total revenues                                      28,864,015            20,745,303
                                                       ------------          ------------

Costs and expenses:
   Employees' compensation and benefits                   9,058,044             7,315,343
   Clearing and execution costs                             505,024               431,848
   Selling expenses                                         285,310               322,896
   General and administrative expenses                    2,307,528             1,899,990
                                                       ------------          ------------

     Total costs and expenses                            12,155,906             9,970,077
                                                       ------------          ------------

Income before provision for income taxes                 16,708,109            10,775,226

Provision for income taxes                                7,243,000             4,662,000
                                                       ------------          ------------

       Net income                                      $  9,465,109          $  6,113,226
                                                       ============          ============

Earnings per common share - basic                      $       1.03          $       0.64
                                                       ============          ============

Earnings per common share - diluted                    $       1.03          $       0.64
                                                       ============          ============

Net income, as presented above                         $  9,465,109          $  6,113,226

Other comprehensive income (loss):
     Net unrealized gain (loss) from investments,
     net of deferred income taxes (credit)
     of ($2,590,181) and $206,189                        (3,885,272)              309,283
                                                       ------------          ------------

Comprehensive income                                   $  5,579,837          $  6,422,509
                                                       ============          ============


            See Notes to Condensed Consolidated Financial Statements

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                     Accumulated
                                                                     other compre-
                                         Additional                 hensive income-
                               Common     Paid-In        Retained     unrealized       Unearned        Treasury
                                Stock     Capital        Earnings     gains, net     Compensation       Stock           Total
                                -----     -------        --------     ----------     ------------       -----           -----
Balance -
December 31, 1998              $95,874   $24,389,499   $58,412,561    $7,494,341      $(6,188,615)   $(2,181,265)    $82,022,395

Purchase of treasury stock                                                                            (2,541,740)     (2,541,740)

Amortization of unearned
compensation                                (147,004)                                   1,687,806                     1,540,802


Net unrealized gains
(losses) from investments,
net of deferred taxes                                                 (3,885,272)                                     (3,885,272)

Net Income                                               9,465,109                                                     9,465,109
                               --------  ------------  -----------    ----------    -------------   -------------    -----------
Balance -

September 30, 1999             $95,874   $24,242,495   $67,877,670    $3,609,069      $(4,500,809)   $(4,723,005)    $86,601,294
                               =======   ===========   ===========    ==========     ============    ===========     ===========




            See Notes to Condensed Consolidated Financial Statements

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                         1999                          1998
                                                                         ----                          ----
Cash flows from operating activities:
   Net income                                                         $9,465,109                    $6,113,226

Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
   Depreciation and amortization                                         186,986                       140,796
   Amortization of unearned compensation                               1,687,806                     1,687,806
   Realized and unrealized gains from
       principal securities transactions, net                        (15,345,257)                   (6,567,818)

Increase (decrease) from changes in:
   Accounts receivable                                                   325,848                       717,127
   Due from broker                                                    (1,445,478)                         --
   Other assets                                                         (989,143)                     (386,497)
   Accounts payable and other liabilities                                201,284                       111,317
   Accrued compensation payable                                          405,306                      (468,959)
   Income taxes payable                                                3,369,954                       713,489
   Separation costs payable                                             (525,000)                     (525,000)
                                                                    ------------                  ------------

       Net cash provided by (used in) operating activities            (2,662,585)                    1,535,487
                                                                    ------------                  ------------

Cash flows from investing activities:
   Receivable from clearing broker, net                                                              1,204,482
   Purchases of fixed assets                                            (753,457)                      (58,596)
   Purchases of investments                                         (101,780,529)                 (105,011,666)

   Proceeds from sales of investments                                105,945,110                   102,116,442
                                                                    ------------                  ------------
       Net cash provided by investing activities                       3,411,124                    (1,749,338)
                                                                    ------------                  ------------

Cash flows from financing activities:
    Purchase of treasury stock                                        (2,541,740)                        -0-
                                                                    ------------                   -----------

          Net cash used in financing activities                       (2,541,740)                        -0-

Net increase (decrease) in cash and cash equivalents                  (1,793,201)                     (213,851)
Cash and cash equivalents, beginning of year                           3,993,963                     3,805,243
                                                                    ------------                  ------------

Cash and cash equivalents, end of period                              $2,200,762                    $3,591,392
                                                                    ============                  ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                                          $52,140                       $38,684
                                                                    ------------                  ------------
       Income taxes                                                   $3,502,630                    $4,207,511
                                                                    ============                  ============

            See Notes to Condensed Consolidated Financial Statements

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Note 1: Unaudited Information

The accompanying condensed consolidated financial statements of Atalanta/Sosnoff Capital Corporation and Subsidiaries (the "Company") include the accounts of Atalanta/Sosnoff Capital Corporation ("Holding Company") and its direct and indirect wholly-owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management"), and ASCC Corporation ("ASCC").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations and cash flows for the three and nine months ended September 30, 1999 and 1998. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1998 Annual Report on Form 10-K. Information included in the condensed consolidated statement of financial condition as of December 31, 1998 has been derived from the audited condensed consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

Note 2: Investments, at Market

The Company records its investments in equity and debt securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, with the exception of investments held by Management. The Company has designated those investments held by the Holding Company, Capital and ASCC in equity and debt securities as "available for sale," and accordingly recorded at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected as revenues.

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

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Notes to Condensed Consolidated Financial Statements (cont'd)

Note 3: Non-Cash Compensation Charges ("NCCC")

NCCC of approximately $563,000 was charged to operations in the third quarters of 1999 and 1998, respectively. NCCC of approximately $1.7 million was charged to operations in the first nine months of 1999 and 1998, respectively
(See Note 4).

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

Note 5: Senior Vice President Accounts

Certain high net worth accounts subject to the overall supervision and control of the Company are under the management of a Senior Vice President (the "SVP Accounts"). Effective October 1, 1998, the Company entered into a facilities agreement with the SVP for the period ending December 31, 2000 under which the SVP is relinquishing to the Company the revenues generated by the investment management and brokerage services provided to the SVP Accounts.

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

Pursuant to this Agreement, compensation expense of $375,000 and $1,125,000 was recorded in the three months and nine months ended September 30, 1999, respectively.

Note 6: Compensation Expense

Pursuant to an agreement, the President of the Company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of the hedge fund managed by the President. Included in compensation expense related to this bonus was $108,000 and $62,000 for the nine months ended September 30, 1999 and 1998, respectively.

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Notes to Condensed Consolidated Financial Statements (cont'd)

In addition, under the Company's Management Incentive Plan adopted in 1999, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pre-tax earnings of certain managed assets of the Company in excess of a base indexed return, as defined, subject to a ceiling of 10% of total pre-tax income. Included in compensation expense related to the MIP are accrued bonuses to the CEO totaling $550,000 and $750,000 for the three and nine months ended September 30, 1999, respectively.

Note 7: Treasury Stock

On December 9, 1998, the Company repurchased 249,000 shares of its common stock at a market price of $8.75 per share. On June 8, 1999, the Company repurchased 254,174 shares of its common stock from a former officer at a market price of $10.00 per share.

Note 8: Net Income Per Share

Basic earnings per share amounts were computed based on 9,084,227 and 9,587,401 weighted average common shares outstanding in the third quarters of 1999 and 1998, respectively, and 9,231,331 and 9,587,401 for the nine months ended September 30, 1999 and 1998, respectively.

Diluted earnings per share amounts were computed based on 9,093,906 and 9,596,232 weighted average common shares outstanding in the third quarters of 1999 and 1998, respectively, and 9,239,824 and 9,602,054 for the nine months ended September 30, 1999 and 1998, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

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

Part I. Item 2. Management's Discussion and Analysis of Results of
                Operations and Financial Condition.

I.   General

     Assets totaled $96.3 million at September 30, 1999, compared with $90.7 million at December 31, 1998, and book value per share totaled $9.53 at September 30, 1999, compared with $8.78 at December 31, 1998.

     Cash and cash equivalents totaled $2.2 million at September 30, 1999 compared with $4.0 million at December 31, 1998. Investments (at market) totaled $72.2 million at September 30, 1999, compared with $73.8 million at the end of 1998. Unrealized gains on investments included in shareholders' equity, net of deferred taxes, totaled $3.6 million at September 30, 1999, compared with $7.5 million at December 31, 1998.

     Assets under management at September 30, 1999 totaled $2.22 billion, 10% greater than a year ago, and 9% less than year-end 1998. Net client withdrawals totaling $285 million over the last twelve months were more than offset by strong performance results in equity and balanced accounts.

     Net income totaled $1.4 million ($.15 per common share diluted) for the three months ended September 30, 1999, compared with $2.4 million ($.25 per common share diluted) for the same period in 1998. Net income for the nine months ended September 30, 1999 was $9.5 million ($1.03 per common share diluted) compared to $6.1 million ($.64 per common share diluted) for the same period in 1998.

II.  Assets Under Management

     Average assets under management increased 9% to $2.28 billion in the third quarter of 1999, compared with $2.10 billion in the comparable period a year ago. Average managed assets were $2.43 billion for the second quarter of 1999. Assets under management at September 30, 1999 totaled $2.22 billion. Performance from the end of 1997 to date is strong on an absolute and relative basis, and peer group rankings have improved. Although operating revenues may decline in 1999, operating expenses will remain under close control.

     During the third quarter of 1999, new accounts totaled $15 million, net client withdrawals totaled $60 million, and performance subtracted $101 million from managed assets.

     In the nine months ended September 30, 1999, new accounts totaled $35 million, net client withdrawals totaled $329 million, and performance added $100 million to managed assets.

     In the twelve months ended September 30, 1999, new accounts totaled $37 million, net client withdrawals totaled $322 million, and performance added $480 million to managed assets.

III. Results of Operations

Quarterly Comparison

     Total revenues for the third quarter of 1999 decreased 10% to $6.7 million, from $7.5 million in the third quarter of 1998. Revenue from advisory fees and commissions ("operating revenue") increased 6% to $4.2 million in 1999, as compared with $4.0 million in 1998

     Expenses for the third quarter of 1999 increased 36% to $4.3 million, from $3.2 million in the third quarter of 1998. The increase is primarily due to charges related to payments to a senior officer under a revised facilities agreement involving certain managed accounts (the "SVP Accounts" - see Note
     5) of $375,000, and accrued bonus compensation related to the Company's Management Incentive Plan ("MIP Expense" - see Note 6) of $550,000. Non-cash compensation charges of $563,000 ("NCCC" - see Note 3) are also included in both the third quarter of 1999 and 1998.

     After eliminating these charges, pre-tax income from operations was $1.4 million for the third quarter of 1999 and 1998, respectively.

     Total revenues from principal securities transactions and net interest and dividend income was $2.5 million for the third quarter of 1999, which is a 28% decrease from the $3.5 million recorded in the third quarter of 1998. Substantially all of the net realized and unrealized gains from principal securities transactions of $2.3 million and $3.1 million included in the statements of income for the three months ended September 30, 1999 and 1998, respectively, were realized gains.

     The following table depicts variances in significant income statement items for the three months ended September 30, 1999 compared with the respective period in 1998. Explanations of the variances follow the table.

                                                                (000's)
                                                      3 Months Ended September 30
                                                      ---------------------------      Percentage
                                                         1999             1998           Change
                                                         ----             ----           ------
     A. Advisory fees                                    $3,745         $3,593            +4%
     B. Realized and unrealized gains from
          principal securities transactions               2,344          3,144           -25%
     C. Employees' compensation                           3,197          2,432           +31%
     D. Non-compensation expenses                         1,084            720           +51%
     E. Income taxes                                      1,064          1,886           -44%

     o The 4% increase in advisory fees is due to the 9% increase in average assets under management previously discussed, partially offset by a decrease in the weighted fee yield.

     o Realized and unrealized gains from principal securities transactions decreased 25% from the 1998 comparable period due to decreases in net realized and unrealized gains on investments, as previously discussed.

     o The increase in employees' compensation is the result of $375,000 in SVP charges and an accrued bonus of $550,000 earned under the Company's Management Incentive Plan in the 1999 quarter, compared with none in the 1998 period. Excluding these charges, compensation expense was 7% less than the similar period in 1998.

     o Non-compensation expenses increased 51% for the three months ended September 30, 1999 as compared to the 1998 period. The increase was primarily related to one time professional service charges and mutual fund expenses incurred with the start of three new funds effective July 1, 1999.

     o Income taxes in 1999 decreased 44% due to a comparable decrease in pre-tax income.


     Nine Month Comparison

     Total revenues for the nine months ended September 30, 1999 increased 39% to $28.9 million, from $20.7 million in the 1998 comparable period. Operating revenue was flat at $12.9 million in both 1999 and 1998.

     Expenses for the nine months ended September 30, 1999 increased 22% to $12.2 million, from $10.0 million in the comparable 1998 period. The increase is primarily due to SVP charges of $1.1 million recorded in 1999 (versus none in the 1998 period), and accrued bonus compensation related to the MIP of $750,000 in 1999 (versus none in the 1998 period). NCCC of $1.7 million are also included in both the 1999 and 1998 nine month periods.

     After eliminating these charges, pre-tax income from operations was $4.3 million for the nine months ended September 30, 1999, as compared with $4.6 million in 1998, which represents a decrease of 7%.

     Year to date revenue from principal securities transactions and net interest and dividend income was $15.9 million for 1999, which is an increase of 104% from the $7.8 million recorded in 1998. Net realized gains from principal securities transactions were $10.2 million for the nine months ended September 30, 1999, versus $6.6 million for the comparable 1998 period.

     The following table depicts variances in significant income statement accounts for the nine months ended September 30, 1999 compared to the same period in 1998. Explanations of the variances follow the table.

                                                             (000's)
                                                   3 Months Ended September 30
                                                   ---------------------------      Percentage
                                                      1999             1998           Change
                                                      ----             ----           ------
     A. Advisory fees                               $11,601           $11,706            -1%
     B. Realized and unrealized gains from
          principal securities transactions          15,345             6,568          +134%
     C. Employees' compensation                       9,058             7,315           +24%
     D. Non-compensation expenses                     3,098             2,655           +17%
     E. Income taxes                                  7,243             4,662           +55%

     o Advisory fees remained approximately flat from a year ago. Although average managed assets declined 9% for the nine months, the fee yield increased to offset it.

     o Realized and unrealized gains from principal securities transactions increased 134% from the 1998 comparable period due to increases in net realized and unrealized gains on investments, as previously discussed.

     o The increase in employees' compensation is the result of $1.1 million in SVP charges and an accrued bonus of $750,000 earned under the Company's Management Incentive Plan in the nine months ended September 30, 1999, compared with none in the 1998 period. Excluding these charges, compensation expense decreased 2% from the 1998 period.

     o Non-compensation expenses increased 17% for the nine months ended September 30, 1999 as compared to the 1998 period. The increase was primarily related to one time professional service charges and mutual fund expenses incurred with the start of three new funds effective July 1, 1999.

     o Income taxes in 1999 increased 55% due to a comparable increase in pre-tax income.


IV.  Liquidity and Capital Resources

     At September 30, 1999 the Company had cash and cash equivalents of $2.2 million, compared with $4.0 million at the end of 1998. Operating activities generated net cash outflows of $2.7 million in the nine months ended September 30, 1999, compared with $1.5 million of inflows in the same period in 1998, reflecting the changing levels of operating income and net income over those periods. Net cash provided by investing activities totaled $3.4 million in the 1999 period, compared with a net use of $1.7 million in the similar 1998 period. The increase in 1999 was primarily due to the net proceeds from sales of investments. Net cash outflows in 1999 from financing activities totaled $2.5 million, resulting from the purchase of treasury stock.

     Investments in marketable securities aggregated $72.2 million at September 30, 1999 compared with $73.8 million at the end of 1998. During 1998, the Company invested $9.1 million in its first mutual fund and an additional $3 million in investment partnerships. During 1999, the Company invested an additional $3 million in investment partnerships and $2 million each in its three new mutual funds.

     Shareholders' equity totaled $86.6 million at September 30, 1999, compared with $82.0 million at the end of 1998, primarily from net income of $9.5 million recorded in the first nine months of 1999, partially offset by unrealized losses on investments available for sale (see Note 2). The Company had a net unrealized gain of $3.6 million in shareholders' equity at September 30, 1999, compared with $7.5 million at December 31, 1998.

     At September 30, 1999, the Company's investment portfolio at market totaled $88.3 million (cost basis $75.4 million), compared with $85.4 million (cost $70.3 million) at the end of 1998, comprised of cash and cash equivalents, corporate and convertible debt, large-cap equity securities, and investments in limited partnerships and the Atalanta/Sosnoff Funds. At September 30, 1999, the Company was invested in 16 separate large-cap equity securities, in a more concentrated fashion of what it does for its managed client accounts. The largest position was in Apple Computer, at 9% of the portfolio, with an unrealized gain of $638,000 at quarter-end.

     If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $8.6 million; if the market were to decline by 20%, the Company might experience unrealized losses of $17.2 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are primarily large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

     In 1998, Atalanta paid a special dividend of $.25 per share. Additionally, in December 1998, the Company repurchased 249,000 shares of its common stock at a market price of $8.75 per share and in June 1999, the Company repurchased 254,174 shares of its common stock from a former officer of the Company at a market price of $10.00 per share. At September 30, 1999, there were no liabilities for borrowed money.

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

     The Company has conducted a full assessment of its information technology systems and imbedded technology to determine whether they are Y2K compliant (i.e., that they will recognize and specify dates to properly function in the year 2000 and thereafter). The remediation and testing of all existing critical systems was substantially completed by the end of 1998. Point-to-point testing with the systems of third parties with which our existing systems interface is also substantially completed. While the Company's existing critical systems were mostly Y2K compliant, to reduce the cost of maintenance associated with such systems, the Company decided to replace its two core critical systems, trading and portfolio accounting, with off-the-shelf commercial software packages that are also Y2K compliant. This process was completed in the summer of 1999.

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

                       None

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

                                        Atalanta/Sosnoff Capital Corporation

     Date:   November 8, 1999           /s/  Martin T. Sosnoff
                                        ------------------------------------
                                        Martin T. Sosnoff
                                        Chairman of the Board and
                                        Chief Executive Officer

     Date:   November 8, 1999           /s/  Anthony G. Miller
                                        ------------------------------------
                                        Anthony G. Miller
                                        Executive Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer

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