Form 10-K405
period 1999-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2000-03-27
CIK 792449

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 1999
                              -----------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to
                               -----------------    -----------------

Commission File Number 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3339071
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

101 Park Avenue, New York, New York                          10178
-----------------------------------------                  -------
(Address of principal executive officers)                  (zip code)

(Registrant's telephone number, including area code)     (212) 867-5000
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

                       NONE                              (Title of Class)
                       ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                   NO
            -----------               ----------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares of common stock *
outstanding at March 21, 2000:  9,063,627

* (voting; only class outstanding)


Aggregate market value of voting and
non-voting common equity held by non-
affiliates, as of March 21, 2000:  $12,022,355


Documents incorporated by reference: Proxy Statement for the 2000 Annual Meeting of Stockholders (incorporated in part in Form 10-K, Part III)

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

                                     PART I

Item 1.     Business

General

    Atalanta/Sosnoff Capital Corporation, a New York Stock Exchange listed company, through its operating subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital") and Atalanta/Sosnoff Management Corporation ("Management"), provides discretionary investment management, brokerage and other related services. The term "Company" as used herein refers to Atalanta/Sosnoff Capital Corporation and its subsidiaries. Capital and Management are both federally registered investment advisors. Management is also federally registered as a broker-dealer.

Client Relationships

    General. Investment management clients include corporate and public retirement plans, endowments, charitable and religious organizations, and individuals in both taxable and tax-exempt accounts. The Company manages accounts of its clients under investment advisory agreements. These agreements are generally terminable upon short notice and provide for compensation based on the market value of the client assets under management. Generally, annual institutional account fees start at 1% of assets under management, and, for larger accounts, may include performance fees or reductions in fees on incremental assets to as low as 0.2%. Individual and smaller institutional account fees are generally 1% of assets under management. Some institutional account clients have consented to the use of Management as broker for certain portfolio transactions. The Company generally requires that individual and smaller institutional account clients use Management as broker.

   The largest single client generated approximately 5.7% of the Company's operating revenues for the year ended December 31, 1999. The Company's ten largest clients, as of December 31, 1999, accounted for approximately 24.3% of total operating revenues for the year then ended.

   Assets under management increased 11% in 1999, from $2.41 billion at December 31, 1998 to $2.69 billion at December 31, 1999. This increase is primarily the result of strong performance results, partially offset by net cash outflows in client accounts totaling $308 million in 1999. (See "Institutional Clients" on page 4 for further discussion and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Summary.")

    The following table depicts assets under management at the last three year-ends by type of client:

                                  ($ millions)
                          1999        1998        1997
                          ----        ----        ----
Institutional           $2,086      $1,963      $2,355

High Net Worth             376         315         198

Investment Partnerships    126          81          72

Wrap                        72          41          57

Mutual Funds                26          10         n/a
                        ------      ------      ------

              Totals    $2,686      $2,410      $2,682
                        ======      ======      ======

    Institutional Clients. Capital manages accounts of institutional clients with assets under management of approximately $2.1 billion as of December 31, 1999, compared with $2.0 billion at the end of 1998, and $2.4 billion at the end of 1997. Investment performance in 1999 was exceptionally strong on an absolute and relative basis for equity and balanced accounts. Underperformance concerns (from 1996 primarily) on the part of consultants caused some large institutional clients to close their accounts in the 1996-1998 period, while others took cash away. The following table shows the types of institutional clients whose assets are managed by Capital and, for each type, the assets under management as of December 31, 1999:

                                     Dollars in
       Type of Account                Millions         % of Total
       ---------------               ----------        ----------

       Corporate employee
       benefit plans                     $399              19%

       Not-for-profit
       organizations                      416              20

       Jointly-trusteed
       collective bargaining
       employee plans                     677              32

       Governmental employee
       benefit plans                      411              20

       Taxable                            183               9
                                       ------             ---

       Total                           $2,086             100%
                                       ======             ====


    Net outflows in client accounts slowed significantly over the eighteen months ended December 31, 1999, and the Company believes its managed asset base has stabilized. While the Company's performance and peer group rankings improved in 1998 and 1999, it will take at least another year of strong performance results before the Company can expect to add meaningful new institutional assets.

    High Net Worth ("HNW") Clients. Since 1984, Management has managed assets of individual and smaller institutional accounts. Assets under management in this HNW business increased 19% during 1999 to $376 million at December 31, 1999, from $315 million at December 31, 1998 and $198 million at December 31, 1997. The primary reason for the 1999 increase was strong performance in client accounts. The substantial increase in 1998 is primarily the result of the Company agreeing to manage and service certain accounts (the "SVP Accounts") previously managed exclusively by a Senior Vice President of Management, Mr. William M. Knobler ("SVP"). These accounts were previously excluded from assets under management.

   Effective October 1, 1998, the Company entered into a new facilities agreement with the SVP for the period ending December 31, 2000 under which the SVP is relinquishing over time the exclusive right to receive the net operating earnings generated by the investment management and brokerage services provided to the SVP Accounts to the Company.

   Pursuant to this Agreement, the Company is making payments to the SVP in three installments in January of 1999, 2000 and 2001 based upon a multiple of annualized revenues of the SVP Accounts in the fourth quarter of 1998, 1999 and 2000, respectively. The Company estimates that the related compensation expense will total approximately $3 million, based on the SVP Accounts' current asset value, and is being recognized ratably as compensation expense over the term of the arrangement. Pursuant to this Agreement, $1,500,000 and $375,000 of compensation expense was recorded in 1999 and 1998, respectively.

   Additionally, the SVP's compensation related to the pre-tax operating income generated by the SVP Accounts has or will decline from 100% in the twelve-month period ended September 30, 1998, to 50% in the comparable 1999 period, and to 25% in the comparable 2000 period. The SVP will be required to remain an employee of the Company through 2000, and may remain an employee or consultant thereafter.

    Company-Sponsored Investment Partnerships. Capital is the general partner of three investment limited partnerships and the investment manager of an offshore investment fund, all with different investment objectives and client profiles, with total aggregate assets of $126 million at December 31, 1999, compared with $81 million at the end of 1998. Capital receives a basic management fee from each entity at an annual rate of 1% of total assets. The agreements contain various provisions regarding the bearing of expenses by each of the entities. One of the partnerships and the offshore fund, both formed in 1997, are charged by Capital an incentive fee of 20% of net profits earned.

    Wrap Accounts. The Company manages $72 million of accounts custodied at and sponsored by various brokerage firms (i.e. "Wrap" accounts) at December 31, 1999, compared with $41 million at the end of 1998. The increase in these accounts is primarily due to $23 million in new accounts and strong performance in client accounts in 1999.

    Mutual Funds. In June, 1998 the Company started its first mutual fund, the Atalanta/Sosnoff Fund. In July 1999, the Company started three additional mutual funds: the Atalanta/Sosnoff Value Fund, the Atalanta/Sosnoff Balanced Fund, and the Atalanta/Sosnoff Focus Fund (collectively the "Funds"). Capital acts as the investment advisor to the Funds, and Management acts as the distributor. The Company invested $9.1 million in the Funds in 1998, and an additional $6 million during 1999. The market value of the Funds totaled $26 million at December 31, 1999. Capital earns an advisory fee of .75% per annum on each Fund, but the Funds are currently waiving that fee and the Company does not expect to begin to collect an advisory fee until that Fund's assets reach approximately $20 million.

Investment Management and Research

    The Company currently manages $2.7 billion in equity, balanced and fixed income accounts for corporations, public funds, Taft-Hartley clients, foundations, charitable organizations and individuals. Institutional clients are the source of 77% of total managed assets. The Company's subsidiaries have been registered as investment advisors since 1982 (Capital) and 1984 (Management). Institutional clients and HNW clients are managed by Capital. Management also provides brokerage services to its advisory clients and to certain of Capital's clients.

    The Company's investment philosophy seeks to identify companies that are entering into a cycle of accelerating earnings momentum. Clients retain the Company primarily as a domestic large-cap core equity and balanced manager.

    The Company's equity methodology focuses on two levels: thematics and stock selection. Through its Investment Policy Committee, composed of Martin T. Sosnoff, Craig B. Steinberg and Paul P. Tanico, the

Company seeks to identify change at the margin. Major themes unfold during economic cycles they embrace, geopolitical realignments, changes in government regulation and Federal Reserve Board policy emphasis.

    The process seeks to identify and overweight "event-driven" companies and sectors with benevolent product profile cycles and accelerating earnings. The Company believes that the vision and motivation of management are common critical variables in outperformance. The Company's methodology is biased toward management with meaningful equity participation.

    The two principals, Martin T. Sosnoff and Craig B. Steinberg, have worked together in the investment arena for more than 14 years. The continuity of the team and its years of experience are critical elements in managing investments. The portfolio managers are all experienced research analysts. Portfolio decisions are implemented on behalf of all the Company's clients, subject to individual client guidelines, restrictions and cash flows.

    The Company's Investment Policy Committee, headed by Mr. Sosnoff as Chief Investment Officer, is responsible for managing the portfolios of the Company's clients. All members of the Committee participate in the management of all accounts, except the SVP Accounts. When requested, Mr. Knobler participates in the Investment Policy Committee process on an ad hoc basis. Each client portfolio is comprised of securities selected by the Committee, subject to risk tolerances, concentration limits, leverage policies and other restrictions determined by each client with, in certain cases, the assistance of the Company. Mr. Sosnoff has managed money since the late-1960's through several market cycles. Throughout that time, Mr. Sosnoff has applied a consistent investment style and philosophy to the management of client accounts.

    The Company believes that, in addition to performance, client service is paramount in the money management business. Portfolio managers are particularly attuned to the needs of the Company's clients. The Company believes that its consistent investment style since inception and continued emphasis on frequent communication with clients distinguishes it from other managers.

    The Company's mission is to maintain a top quartile performance ranking year over year, cycle over cycle and decade over decade. Due to performance results for clients significantly below relevant benchmarks in 1996, the Company's three and five year peer group rankings were low. Strong absolute and relative performance results in 1998 and 1999 have improved the peer group rankings, but at least another year of good results is necessary for marketing activity to show significant success.

Marketing and Business Development

    Institutional. The Company's institutional clients generally allocate their assets among several investment managers and may change the allocation from time to time. In addition, clients allocate their assets among various market sectors and types of investments, and may change these allocations in response to prevailing market conditions or changes in the client's investment objectives.

    Net withdrawals from institutional client accounts totaled $347 million in 1999, compared with net withdrawals of $909 million in 1998, and net withdrawals of $624 million in 1997. The Company believes that these net withdrawals are primarily the result of performance concerns. The Company does not believe its institutional marketing efforts will add significant new assets for at least another year, provided investment performance results remain strong.

    HNW. Individual and smaller institutional client portfolios are managed on the same basis as the management of the accounts of institutional clients. Account service representatives assist new clients in determining appropriate risk tolerances, concentration limits, leverage policies and other restrictions, and provide ongoing account servicing to existing clients. Net withdrawals to HNW client accounts totaled $8 million in 1999, compared with net additions of $70 million in 1998 and net withdrawals of $43 million in 1997. The Company believes that the net withdrawals are primarily the result of performance concerns. The 1998 net increase is due to $110 million of SVP accounts now accounted for in the client asset base of the Company (as previously discussed), partially offset by net withdrawals in existing accounts totaling $40 million. The Company has devoted additional resources to this market.

    Investment Partnerships. At December 31, 1999 the Company was the general partner of and managed $126 million in three limited partnership vehicles, primarily for the benefit of high net worth individuals as limited partners. Two of the partnerships, Atalanta Partners, L.P. and Atalanta Variable Fund, L.P., have been managed by Mr. Martin T. Sosnoff since the late 1960's.

    The other limited partnership, Sabre Partners, L.P., which began in 1997, is primarily managed by Mr. Craig B. Steinberg.

    Wrap. The Company began to focus some of its marketing efforts in 1993 on the managed account ("Wrap") programs offered by certain large financial services firms. As of December 31, 1999, $72 million was under management from such programs, compared with $41 million at the end of 1998 and $57 million at the end of 1997. The Company believes the reduction in 1998 is due to performance concerns from 1996. The Company believes this business represents an efficient means to gather assets, and is optimistic about its future growth, subject to performance considerations. The Company has also devoted additional resources to this market.

    Mutual Funds. The Company began its first mutual fund in 1998, the Atlanta/Sosnoff Fund. In July 1999, the Company started three additional mutual funds: the Atalanta/Sosnoff Value Fund, the Atalanta/Sosnoff Balanced Fund, and the Atalanta/Sosnoff Focus Fund (collectively the "Funds"). The Company invested $9.1 million in 1998 and an additional $6 million during 1999 in the Funds, and is marketing them directly to certain of its current clients and prospects, as well as through several no-transaction-fee programs sponsored by large financial services companies.

Competition

    The investment management business is highly competitive. The Company competes with numerous investment management firms having varying investment methods and philosophies. In addition to competition from other discretionary investment managers, the Company, particularly in its individual and smaller institutional account business, competes with investment alternatives offered by mutual funds, insurance companies, banks, securities dealers and other financial institutions. Also, the allocation by many clients of assets away from active equity investment to index funds and similar products has enhanced the ability of firms offering non-equity products and passive equity management which the Company does not offer, including much larger firms with diversified product lines, to compete with the Company.

    The Company's performance results since inception rank above the median among peer group money managers. Because of excellent performance results in 1999 and 1998, the Company's one year and three year ranking is very good. The Company believes that the most important factors affecting its capacity to compete for new business will be to sustain top quartile investment performance results, perceived quality and productivity of investment professionals, as well as a continued commitment to a strong marketing effort and an exemplary level of client service.

    Most prospective clients perform a thorough review of an investment manager's background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new client typically takes from 12 to 18 months from the time of the initial contact.

    The Company believes it has the capacity to continue to increase the number of client accounts under management without significant increases in fixed costs or personnel and without adversely affecting the quality of service to existing clients. The Company has continued to implement enhancements to its portfolio accounting, allocation and monitoring systems to enable it to more efficiently manage client accounts.

Brokerage

    Many of the Company's clients use Management as broker for their account transactions, to the extent consistent with the client's best interests and as permitted by applicable law. As of December 31, 1999, some of Capital's institutional clients, accounting for approximately $691 million (33%) in institutional assets under management, have consented to the use of Management as broker. The use of Management as broker is an integral part of the services offered to substantially all of Management's HNW clients (except for those accounts obtained through Wrap programs). Management also provides brokerage services to the Company's officers and employees.

   Management clears and carries all accounts on a fully-disclosed basis through Bear, Stearns Securities Corp. ("Bear Stearns"). Under these arrangements, Bear Stearns performs administrative functions, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bear Stearns also extends margin credit to Management's brokerage customers.

    Management owns a seat on the New York Stock Exchange, Inc. ("NYSE") and is a member of, and owns a seat on, the Chicago Board Options Exchange, Inc. ("CBOE"). These seats are leased at market rates to others, and lease rentals for 1999 totaled $270,010.

Employees

    At December 31, 1999, the Company employed 45 persons on a full-time basis, comprised of 3 senior executives, 7 research, 7 sales and marketing, 10 client service, 10 operations, accounting and systems, 3 trading and 5 administrative or secretarial positions. The Company considers its employee relations to be good.

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

Regulation

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. Management is registered as a broker-dealer and investment advisor with the Securities and Exchange Commission ("SEC"), and Capital is registered as an investment advisor with the SEC. Management's brokerage operations are also subject to regulation by self-regulatory organizations, including the National Association of Securities Dealers, Inc., and the CBOE. As of December 31, 1999, Management resigned as a member firm of the NYSE. Securities firms are also subject to regulation by state securities administrators in the states in which they conduct business. The Company's subsidiaries are registered as a broker-dealer and/or an investment advisor in all 50 states.

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

    The Company's investment advisory agreements with its clients provide that they may not be assigned without the consent of the client. "Assignment" is defined in the Investment Advisers Act of 1940 to include the direct or indirect transfer or hypothecation of a controlling block of the Company's voting securities. Martin T. Sosnoff, Chairman of the Board of the Company, owns approximately 77% of the NYSE listed company, Atalanta/Sosnoff Capital Corporation (the "Holding Company"), which directly or indirectly owns Capital and Management, both of which are registered investment advisors. Accordingly, the voluntary transfer (by sale, merger or other disposition) or involuntary transfer (by death or disability) by him of a controlling block of the Holding Company's securities would result in such an "assignment" requiring client consent. Although no assurance can be given in these circumstances, the Company believes it would be able to retain its existing client base. The Company's Certificate of Incorporation contains provisions intended to preclude the possibility that the accumulation by third parties of a substantial position in the Company's common stock would be deemed an "assignment" of the Company's advisory agreements.

    Many of the Company's clients are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). The accounts of these clients are subject to a number of ERISA provisions governing, among other things, fiduciary obligations and permissible investments and investment methods.

    As a registered broker dealer, Management is required under the rules of the SEC to maintain minimum net capital at all times equal to at least $250,000. In addition, Management's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and equity capital may not be withdrawn, or dividends paid, from Management if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. Management's minimum net capital requirement as of December 31, 1999 was $250,000; it had net capital at such date of $11.4 million, and a ratio of aggregate indebtedness to net capital of 0.27 to 1.

Item 2.   Properties.

    The Company occupies office space at 101 Park Avenue, New York, New York under a lease which term expires in August 2002. In October 1999, the Company entered into a new 15 year lease on its existing office space in New York, which commences in September 2002.

Item 3.   Legal Proceedings.

    There are no legal proceedings to which the Company or any of its property is subject which, in the opinion of the Company's management, would have a material adverse effect upon the Company's business or operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

                             1999            1998               1997
    Quarter Ended        High     Low    High     Low     High      Low
    -------------        ----     ---    ----     ---     ----      ---

    March 31           $10.56   $6.75  $11.81   $8.56    $8.88     $8.25
    June 30             10.00    7.50   10.88    9.50    11.38      8.75
    September 30        10.13    7.13    9.88    7.63    13.13     11.13
    December 31          8.88    7.63    9.00    7.00    12.06     11.38
    Special Dividends
      Declared               None           $.25              $.20


    The approximate number of record holders of common stock was 34 on December 31, 1999.

    The Company's Board of Directors will periodically review the Company's earnings, liquidity and anticipated cash needs and, subject to these considerations, it may consider the payment of dividends in the future.

    For information with respect to stock and option awards made during 1999, see "Executive Compensation" and "Stock Option and Long Term Incentive Plans" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, incorporated by reference in Item 11 of Part III of this Annual Report on Form 10-K. Shares of common stock awarded in 1997 under the Long Term Incentive Plan were issued to senior executives of the Company without registration under the Securities Act of 1933 in reliance on the exemption therefrom in Section 4(2) thereof for transactions not involving a public offering.

Item 6.    Selected Financial Data


                             SELECTED FINANCIAL DATA
                                FIVE YEAR REVIEW

(dollars and shares in thousands,
except per share amounts)                               1999              1998             1997              1996              1995
                                                     ----------         --------        ---------         --------         ---------
Summary of Operations:
Net income                                             $ 17,564         $  7,784         $  9,849         $  8,802         $ 10,048
         Per share - diluted                           $   1.91         $    .81         $   1.08         $   1.00         $   1.14
                    - basic                            $   1.91         $    .81         $   1.09         $   1.00         $   1.14
Total Revenues                                         $ 51,075         $ 27,304         $ 31,680         $ 27,385         $ 29,915
Operating revenues (1)                                 $ 18,270         $ 16,980         $ 18,829         $ 20,759         $ 20,049
Operating expenses (2)                                 $ 16,611         $ 13,609         $ 13,707         $ 12,022         $ 12,381
Operating income                                       $  1,659         $  3,371         $  5,122         $  8,737         $  7,668
Operating margin                                              9%              20%              27%              42%              38%

Per employee:
         Operating revenues                            $    406         $    435         $    471         $    472         $    477
         Operating expenses                            $    369         $    349         $    343         $    273         $    295
         Operating income                              $     37         $     86         $    128         $    199         $    182

Net interest and dividend income                       $    708         $  1,557         $  2,997         $  1,843         $  1,881
Net realized and unrealized
  gains from investments                               $ 32,097         $  8,767         $  9,854         $  4,783         $  7,985

Return on average equity                                     19%              10%              15%              15%              20%

Year-end Position:
Total assets                                           $123,623         $ 90,686         $ 75,413         $ 64,696         $ 58,497
Shareholders' equity                                   $101,776         $ 82,022         $ 70,556         $ 61,628         $ 54,517
Book value per share                                   $  11.21         $   8.78         $   7.36         $   6.99         $   6.19
Cash dividends declared per share                          None         $    .25         $    .20         $    .15              .15
Common stock, shares outstanding                          9,075            9,338            9,587            8,812            8,812

Number of employees                                          45               39               40               44               42

Assets under management (millions)                     $  2,686         $  2,410         $  2,682         $  2,763         $  3,611

Average assets under management
(millions)                                             $  2,412         $  2,402         $  2,804         $  3,219         $  3,267
Percentage of average assets:
         Operating revenues                                 .76%             .71%             .67%             .64%             .61%
         Operating expenses                                 .69%             .57%             .49%             .37%             .38%
         Operating income                                   .07%             .14%             .18%             .27%             .23%


(1) Operating revenues consist of advisory fees, commissions and other operating revenue.
(2) Operating expenses consist of total costs and expenses less an investment performance bonus of $3,446,000 in 1999, pursuant to the Management Incentive Plan, which was paid to the Chief Executive Officer. (See Management's Discussion and Analysis.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

   Investment performance, over 39% for equity clients in 1999, was strong on an absolute and relative basis and continued the improvement since 1996. The Company's peer group ranking continued to improve - from above the median in 1997, to top quartile in 1998 and 1999. The 1996 and 1997 underperformance concerns led to net client outflows of $308 million in 1999. However, managed assets increased by 11% in 1999 because of strong performance results. Income before taxes increased 127% in 1999, based on a 218% increase in other income, partially offset by weaker operating results as compared with 1998.

   Earnings per share totaled $1.91 in 1999, compared with $.81 in 1998 and $1.08 in 1997 (all earnings per share amounts represent diluted earnings per share). Net income was $17.6 million in 1999, compared with $7.8 million in 1998 and $9.8 million in 1997.

   Revenues for 1999 increased 87% to $51.1 million, from $27.3 million in 1998 and $31.7 million in 1997. Revenue from advisory fees and commissions ("operating revenues") increased 8% to $18.3 million in 1999, from $17.0 million in 1998 and $18.8 million in 1997.

   Costs and expenses for 1999 increased 47% to $20.1 million, from $13.6 million in 1998 and $13.7 million in 1997. In each of 1999 and 1998, the Company recorded $2.25 million of non-cash compensation charges ("NCCC") related to awards of restricted stock in 1997, compared with $563,000 in 1997 (see Note 9 to the audited financial statements). In 1999 and 1998, the Company also recorded $1,500,000 and $375,000, respectively, of compensation expense related to a Senior Vice President's relinquishment of the exclusive right to receive the net operating earnings attributable to certain managed accounts to the Company (The "SVP Accounts" - see Note 5 to the audited financial statements).

   The Company adopted an amendment to its Management Incentive Plan ("MIP") (see Note 8 to the audited financial statements) in 1999 whereby an annual bonus is earned by the Chief Executive Officer (CEO) based upon pre-tax earnings of the proprietary accounts of the Company in excess of a base index return, as defined, subject to a ceiling of 10% of total pre-tax income. Included in compensation expenses related to this is an accrued investment performance bonus to the CEO of $3,446,000 in 1999.

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

   Excluding these charges in 1999, 1998 and 1997 (see table below), operating income totaled $5.4 million (30% margin) in 1999, $6.0 million (35% margin) in 1998, and $7.6 million (40% margin) in 1997.

------------------------------------------------------------------------------

      Operating Income                                    ($000)
      ----------------                                    ------
                                                  1999        1998        1997
                                                  ----        ----        ----
      Operating revenues, reported            $ 18,270    $ 16,979    $ 18,829
      Costs and expenses, reported             (20,057)    (13,609)    (13,707)
      Add MIP accrued investment performance     3,446
                                              --------    --------    --------
      Operating income before adjustments        1,659       3,370       5,122
      Adjustments:
         Non-cash compensation charges           2,250       2,250         563
         SVP account charges                     1,500         375          --
         1997 special charges                       --          --       1,892
                                              --------    --------    --------
      Operating income, adjusted              $  5,409    $  5,995    $  7,577
                                              ========    ========    ========

------------------------------------------------------------------------------

   The increase in operating revenues in 1999 was primarily due to the increase in assets under management of $276 million (11%) in 1999, to $2.69 billion at year-end from $2.41 billion at the end of 1998. Average assets under management totaled $2.41 billion in 1999, compared with $2.40 billion in 1998, and $2.80 billion in 1997.

   Cash, cash equivalents and marketable securities totaled $98 million at December 31, 1999, compared with $78 million a year ago. Book value per share grew 28% to total $11.21 at December 31, 1999, compared with $8.78 at the end of 1998.

Assets Under Management

   Managed assets totaled $2.69 billion at the end of 1999, compared with $2.41 billion at the end of 1998 and $2.68 billion at the end of 1997. Assets under management as of the end of each of the last three years are as follows:


                                                      ($ millions)
                                          1999               1998             1997
                                          ----               ----             ----
         Institutional                  $2,086             $1,963           $2,355

         High Net Worth                    376                315              198

         Investment Partnerships           126                 81               72

         Wrap                               72                 41               57

         Mutual Funds                       26                 10              n/a
                                        ------             ------           ------
             Total Managed Assets       $2,686             $2,410           $2,682
                                        ======             ======           ======

      The $276 million net increase in managed assets during 1999 is comprised of increases of $58 million from new client accounts and $584 million in positive performance results, reduced by (i) $219 million in closed client accounts; and (ii) $147 million in net withdrawals from existing accounts. The closed accounts are primarily the result of client reallocations and indexing of funds.

   In the two years ended December 31, 1999, managed assets increased by $4 million, comprised of increases in new accounts of $72 million and $1,186 million in positive performance results, reduced by (i) $902 million in closed client accounts; and (ii) $352 million in net withdrawals from existing accounts. The Company's second largest account ($311 million) terminated in May, 1998. This account generated 3.8% of the Company's operating revenues in 1997, and 2.8% in 1998.

   Performance in equity and balanced accounts was strong on an absolute and relative basis in 1999 and 1998, and the Company's peer group rankings continue to improve. Net outflows in client accounts slowed significantly over the last six months of 1998 through December 1999, and the Company believes its managed asset base has stabilized. Barring a market correction, the Company expects its asset base to continue to grow in 2000.

Earnings

   Operating revenues increased 8% in 1999 to $18.3 million, compared with $17.0 million in 1998 and $18.8 million in 1997. Average assets under management were basically flat in 1999, after a 14% decrease in 1998.

    In 1999 operating revenues were .76% of average managed assets, compared with .71% in 1998 and .67% in 1997. This reflects an increase in the weighted advisory fee yield because the accounts lost over the last three years were generally larger accounts with lower fee structures.

   Advisory fees, which are earned based on the value of assets under management, are the Company's primary source of operating revenues. Advisory fees increased 6% to $16.3 million in 1999, compared with $15.4 million in 1998 and $17.3 million in 1997. Advisory fees were 89%, 91% and 92% of operating revenues in 1999, 1998 and 1997, respectively.

   Transaction fees (commissions) earned by Management are the primary source of the Company's other operating revenues. Commissions are derived from Management's individual and small institutional accounts, investment partnerships and specific institutional accounts that have given Management the authority to execute trades. Commissions increased 25% to $1.44 million in 1999, compared with $1.15 million in 1998 and $1.16 million in 1997. The 1999 increase reflects the increase in managed assets during 1999.

--------------------------------------------------------------------------------

      Operating Expenses                                 ($000)
      ------------------                                 ------
                                                  1999        1998        1997
                                                  ----        ----        ----
      Cost and expenses, reported              $20,057     $13,609     $13,707
      Adjustments:
         MIP accrued investment
           performance bonus                   (3,446)         ---         ---
         Non-cash compensation charges         (2,250)     (2,250)       (563)
         SVP account charges                   (1,500)       (375)         ---
         1997 special charges                      ---         ---     (1,892)
                                           ----------- -----------   ---------
      Operating expenses, adjusted             $12,861     $10,984     $11,252
                                               =======     =======     =======
--------------------------------------------------------------------------------

   Reported costs and expenses totaled $20.1 million in 1999, compared with $13.6 million in 1998 and $13.7 million in 1997. The 1999 amount reflects $7.2 million in compensation charges detailed above. Before these 1999 items, operating expenses totaled $12.9 million in 1999. The 1998 amount reflects $2.6 million in compensation charges detailed above. Before these 1998 items, operating expenses totaled $11.0 million in 1998. The 1997 amount reflects $1.9 million in special charges and $563,000 in non-cash compensation charges. Before these 1997 charges, operating expenses totaled $11.3 million in 1997.

   Excluding these adjustments, 1999 operating expenses increased 17% compared with 1998, after a 2% decline in 1998 compared with 1997. Adjusted operating expenses were 70% of operating revenues and .53% of average managed assets in 1999, compared with 65% and .46% in 1998, and 60% and .40% in 1997.

--------------------------------------------------------------------------------

      Compensation Expenses                              ($000)
      ---------------------                              ------
                                                  1999        1998        1997
                                                  ----        ----        ----
      Compensation expenses, reported         $ 15,318    $ 10,043      $8,070
      Adjustments:
         MIP accrued investment performance
           bonus                               (3,446)         ---         ---
         Non-cash compensation charges         (2,250)     (2,250)       (563)
         SVP account charges                   (1,500)       (375)          --
                                              --------    --------      ------
      Compensation expenses, adjusted         $  8,122    $  7,418      $7,507
                                              ========    ========      ======

--------------------------------------------------------------------------------

   Reported compensation expenses increased 53% to $15.3 million in 1999, compared with $10.0 million in 1998 and $8.1 million in 1997, because of the charges noted above. Compensation expenses adjusted for these items increased 9% in 1999 to total $8.1 million, compared with $7.4 million in 1998 and $7.5 million in 1997. The 1999 increase is primarily due to increases in bonuses to employees and an increase in the Company's annual contribution to the employee Profit Sharing Plan. Adjusted compensation expenses were 44% of operating revenues and .34% of average managed assets in 1999, compared with 44% and .31% in 1998, and 40% and .27% in 1997.

   The Company has a Management Incentive Plan ("MIP") which covers bonus payments to certain executives. Under the MIP, the payment of operating bonuses to these executives is based on the annual growth in operating income, after adjusting for certain charges. In 1999, 1998 and 1997 participating executives were awarded no operating bonuses under the MIP. The Company adopted an amendment to the MIP (see Note 8 to the audited financial statements) in 1999 under which an annual investment performance bonus is earned by the Chief Executive Officer ("CEO") based upon pre-tax earnings of proprietary accounts of the Company in excess of a base index return, as defined, subject to a ceiling of 10% of total pre-tax income. Included in compensation expenses related to the MIP is an accrued investment performance bonus to the CEO of $3,446,000 in 1999.

--------------------------------------------------------------------------------

      Non-Compensation Expenses                          ($000)
      -------------------------                          ------
                                                  1999        1998        1997
                                                  ----        ----        ----
      Non-compensation expenses, reported       $4,740      $3,566     $ 5,637
      Adjustment:
         1997 special charges                      ---         ---      (1,892)
                                                ------      ------     -------
      Non-compensation expenses, adjusted       $4,740      $3,566     $ 3,745
                                                ======      ======     =======
--------------------------------------------------------------------------------

   Reported non-compensation expenses increased by 33% to $4.7 million in 1999, compared with $3.6 million in 1998 and $5.6 million in 1997. Excluding 1997 special charges, non-compensation expenses were $3.7 million in 1997. The 1999 increase is due to an increase in clearance and floor brokerage costs associated with the 25% increase in commissions earned in 1999; an increase in selling and promotional expenses related to the Company's increased marketing efforts; and various other one time professional fees, severance payments and systems expenses related to an upgrade in computer hardware and software. These expenses are primarily fixed in nature and, as a result, they are not directly related to changes in managed asset levels. Adjusted non-compensation expenses totaled 26% of operating revenues and .20% of average managed assets in 1999, compared with 21% and .15% in 1998, and 20% and .13% in 1997.

                                    o o o

   Other income, which comprises interest, dividends, and realized and unrealized gains/losses from sales of marketable securities (primarily large-cap equities), totaled $32.8 million in 1999, compared with $10.3 million in 1998 and $12.9 million in 1997. Net interest and dividend income was $0.7 million in 1999, compared with $1.6 million in 1998 and $3.0 million in 1997. The 1997 amount is primarily due to a special dividend received in 1997 from a company whose securities were held in the Company's investment portfolio. Net gains from investments totaled $32.1 million ($19.8 million realized) in 1999, compared with $8.8 million ($1.2 million realized) in 1998 and $9.9 million ($9.0 million realized) in 1997, reflecting the strength of the domestic equity markets in those years.

Liquidity and Capital Resources

   Investments in marketable securities aggregated $93.6 million at December 31, 1999, compared with $73.8 million at the end of 1998. During 1999, the Company invested $6.0 million in its new mutual funds, the Atalanta/Sosnoff Balanced Fund, the Atalanta/Sosnoff Value Fund and the Atalanta/Sosnoff Focus Fund, and an additional $3 million in an investment partnership. Shareholders' equity totaled $101.8 million at December 31, 1999, compared with $82.0 million at the end of 1998. This increase is primarily from net income of $17.6 million recorded in 1999 and unrealized gains on the investment portfolio. The Company has adopted SFAS No. 115, requiring it to reflect a net unrealized gain of $10.2 million after taxes in shareholders' equity at December 31, 1999, compared with $7.5 million at the end of 1998.

   At December 31, 1999, the Company's investment portfolio at market totaled $115.5 million (cost basis $83.6 million), comprised of cash and cash equivalents, corporate debt, large-cap equity securities, and investments in limited partnerships and the Atalanta/Sosnoff Funds (see Note 3 to the audited financial statements). At year-end, the Company was invested in 18 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts. The largest position was in Apple Computer, at 7.1% of the portfolio, with an unrealized gain of $3.4 million at year-end.

   At December 31, 1999 the Company had cash and cash equivalents totaling $4.4 million, compared with $4.0 million at the end of 1998. Net cash used in operating activities was $2.9 million in 1999 compared with net cash inflows of $727,000 in 1998. This reflects the changing levels of operating income and changes in operating assets and liabilities over those periods. Net cash provided by investing activities totaled $5.9 million in 1999, compared with $4.0 million provided in 1998. Net cash used in financing activities was $2.6 million in 1999, compared with $4.5 million in 1998. As a result, there was a net increase in cash and cash equivalents of $394,000 in 1999, compared to an increase of $189,000 in 1998.

   If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $12 million; if the market were to decline by 20%, the Company might experience unrealized losses of $23 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are all large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

                                    o o o

   In 1998, the Company paid a special dividend of $.25 per share, compared with $.20 per share in 1997. The Company did not pay a special dividend in 1999. Additionally, in December 1998, the Company repurchased 249,000 shares of its own stock at a market price of $8.75 per share. In June 1999, the Company purchased 254,174 shares of its common stock from a former officer at a market price of $10.00 per share. In October 1999, the Company repurchased 9,100 shares of its common stock at an average market price of $7.62 per share. On December 30, 1999, the Company retired 512,274 shares of treasury stock and restored the common stock to authorized and unissued status. At December 31, 1999 and 1998, the Company had no liabilities for borrowed money.

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

Year 2000

   The Company has conducted a full assessment of its information technology systems and imbedded technology and has determined that they are Y2K compliant (i.e., that they recognize and specify dates to properly function in the year 2000 and thereafter). The remediation and testing of all critical systems and point-to-point testing with the systems of third parties with which our existing systems interface has been successfully completed. In conjunction with its Y2K readiness process, the Company replaced its two core critical systems, trading and portfolio accounting, with off-the-shelf commercial software packages during 1999. To date, all of the Company's systems are operating properly in 2000. The Company's Y2K costs were not material through December 31, 1999 and it does not expect to incur any material costs during 2000.

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

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     (a) Directors -

   Information concerning directors of the Company is contained under the caption "Election of Directors" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

     (b) Executive Officers of the Registrant -

   MARTIN T. SOSNOFF*, 68, was a founder of the Company and has been Chairman of the Board, Chief Executive Officer and Chief Investment Officer of the Company, Capital and ASCC Corp. since their inceptions. He was a co-founder of Atalanta Capital Corporation (investment management) and served as its Chairman and Chief Executive Officer until 1983.

   CRAIG B. STEINBERG**, 38, has been President, Director of Research, and held other offices, with the Company, Capital and ASCC Corp. since 1985. Mr. Steinberg is a Portfolio Manager, and he was a securities analyst at Prudential Equity Management from 1983 to 1985.

   ANTHONY G. MILLER, 41, has been Executive Vice President, Chief Operating
      Officer, Chief Financial Officer, and Secretary, and held other offices, with the Company and its subsidiaries since 1986. Mr. Miller is the President and Chief Executive Officer of Management. From 1983 to 1986 he was Manager, Foreign Exchange and Money Market Operations, and held other positions, with the Royal Bank of Canada and, from 1980 to 1983 was a Senior Accountant, and held other positions, with Arthur Andersen & Co.

   PAUL P. TANICO,  44, has been  Executive  Vice  President,  Portfolio
      Manager with Capital since 1997. Previously, Mr. Tanico was a Portfolio Manager at Atalanta/Sosnoff from 1983 to 1987, and in 1991. Mr. Tanico began his investment career with David J. Greene in 1981, and in 1992 was one of the original partners at Omega Advisors. Since 1994, he has served as Managing Partner of Castlerock Partners. From 1987 through 1990 Mr. Tanico was a Portfolio Manager with Neuberger & Berman.

-------------------------------

     * Also a director and member of the Executive, Compensation and Stock Option Committees.

     ** Also a director and member of the Executive Committee.

   WILLIAM M. KNOBLER, 66, has been Senior Vice President of Management since 1985. Mr. Knobler is a Portfolio Manager, and he was a securities analyst and voting shareholder of Sanford C. Bernstein & Co. from 1979 to 1985.

    JAMES D. STAUB, 67, has been Senior Vice President, and held other offices, with Capital and Management since 1984. Mr. Staub is responsible for West Coast Marketing, and he was a corporate officer of Alexander & Baldwin, Inc. from 1961 to 1984.

    KEVIN S. KELLY, 35, has been Vice President, Finance with the
      Company and its subsidiaries since joining the Company in 1999. Mr. Kelly is a CPA and was a Senior Manager for Grant Thornton prior to joining the Company.


    Officers of the Registrant are elected at the meeting of the Board of Directors held each year immediately after the Annual Meeting of Stockholders and serve for the ensuing year and until their successors are elected and qualified.

Item 11.  Executive Compensation.

    Information concerning executive compensation is contained under the captions "Election of Directors", "Executive Compensation", "Stock Option and Long Term Incentive Plans", "Profit-Sharing Plan" and "Management Incentive Plan" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  Beneficial Ownership of the Company's Securities.

    Information concerning security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Securities of the Company" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with Securities and Exchange Commission and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

    Information concerning certain relationships and related transactions is contained under the caption "Agreements and Transactions with Directors and Executive Officers" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

(a)  1.  FINANCIAL STATEMENTS
     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

     2.  FINANCIAL STATEMENT SCHEDULES
     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

(b)  None.

ATALANTA/SOSNOFF CAPITAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999, 1998 AND 1997
TOGETHER WITH AUDITORS' REPORT

INDEX




                                                                                          Page
                                                                                          ----

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION:
    Report of Independent Public Accountants                                              F-2
    Consolidated Statements of Financial Condition - December 31, 1999 and 1998           F-3
    Consolidated Statements of Income and Comprehensive Income for the Years              F-4
       Ended December 31, 1999, 1998 and 1997
    Consolidated Statements of Changes in Shareholders' Equity for the Years              F-5
       Ended December 31, 1999, 1998 and 1997
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,          F-6
       1998 and 1997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            F-7 to F-14

SUPPLEMENTARY FINANCIAL INFORMATION:
    Selected Quarterly Financial Data (Unaudited)                                         F-15
    Computations of Earnings Per Share                                                    S-1






Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is given in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Board of Directors and
Shareholders of Atalanta/Sosnoff Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of Atalanta/Sosnoff Capital Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atalanta/Sosnoff Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.





New York, New York
February 21, 2000

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 AND 1998




                                      ASSETS                                             1999               1998
                                      ------                                         ------------      ------------
ASSETS:
    Cash and cash equivalents                                                        $  4,387,987      $  3,993,963
    Accounts receivable                                                                 4,314,257         3,319,185
    Investments, at market                                                             93,637,682        73,802,294
    Investments in limited partnerships                                                17,447,746         7,565,780
    Fixed assets, net of accumulated depreciation and amortization of
       $700,123 and $426,924, respectively                                              1,429,569           659,311
    Exchange memberships, at cost (market value $2,700,000 and
       $1,761,100, respectively)                                                          402,000           402,000
    Other assets                                                                        2,004,225           943,870
                                                                                     ------------      ------------
              Total assets                                                           $123,623,466      $ 90,686,403
                                                                                     ============      ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
LIABILITIES:
    Accounts payable and other liabilities                                           $    988,348      $    773,970
    Accrued compensation payable                                                        4,812,781           648,611
    Income taxes payable                                                               16,046,699         6,541,427
    Separation costs payable                                                                   -            700,000
                                                                                     ------------      ------------
              Total liabilities                                                        21,847,828         8,664,008
                                                                                     ------------      ------------


COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $1.00 per share; 5,000,000                                      -                 -
       shares authorized; none issued
    Common stock, par value $.01 per share; 30,000,000 shares                              90,751            95,874
       authorized; 9,075,127 and 9,587,401 shares issued and
       outstanding, respectively
    Additional paid-in capital                                                         19,455,259        24,389,499
    Retained earnings                                                                  75,976,793        58,412,561
    Accumulated other comprehensive income - unrealized gains from investments, net of deferred tax liabilities of $6,794,028
       and $4,996,227, respectively                                                    10,191,042         7,494,341
    Unearned compensation                                                             (3,938,207)       (6,188,615)
    Treasury stock, at cost, 0 and 249,000 shares, respectively                                -        (2,181,265)
                                                                                     ------------      ------------
              Total shareholders' equity                                              101,775,638        82,022,395
                                                                                     ------------      ------------
              Total liabilities and shareholders' equity                             $123,623,466      $ 90,686,403
                                                                                     ============      ============


The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                        1999         1998          1997
                                                                    -----------  ------------  -----------
REVENUES:
    Advisory fees                                                   $16,349,083  $ 15,406,468  $17,286,815
    Commissions and other operating revenues                          1,921,016     1,573,101    1,542,657
    Realized and unrealized gains from principal securities
       transactions, net                                             32,097,041     8,766,778    9,854,124
    Interest and dividend income, net                                   708,205     1,557,492    2,996,749
                                                                    -----------  ------------  -----------
                 Total revenues                                      51,075,345    27,303,839   31,680,345
                                                                    -----------  ------------  -----------

COSTS AND EXPENSES:
    Employees' compensation and benefits                             15,317,520    10,043,375    8,069,548
    Clearing and execution costs                                        788,334       562,594      526,964
    Selling expenses                                                    536,920       421,052      429,077
    General and administrative expenses                               3,414,339     2,582,300    4,681,383
                                                                    -----------  ------------  -----------
                 Total costs and expenses                            20,057,113    13,609,321   13,706,972
                                                                    -----------  ------------  -----------
                 Income before provision for income taxes            31,018,232    13,694,518   17,973,373

PROVISION FOR INCOME TAXES                                           13,454,000     5,911,000    8,124,000
                                                                    -----------  ------------  -----------
                 Net income                                         $17,564,232  $  7,783,518  $ 9,849,373
                                                                    ===========  ============  ===========

EARNINGS PER COMMON SHARE - BASIC                                   $      1.91  $        .81  $      1.09
                                                                    ===========  ============  ===========
EARNINGS PER COMMON SHARE - DILUTED                                 $      1.91  $        .81  $      1.09
                                                                    ===========  ============  ===========



NET INCOME, as presented above                                      $17,564,232  $  7,783,518  $ 9,849,373

OTHER COMPREHENSIVE INCOME:
    Net unrealized gains from investments,
       net of income taxes of $1,826,368, $4,138,071 and
       $283,747, respectively                                         2,696,701     6,207,547      425,621
                                                                    -----------  ------------  -----------
                 Comprehensive income                               $20,260,933  $ 13,991,065  $10,274,994
                                                                    ===========  ============  ===========


The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                                                        Accumulated
                                                                           Other
                                                                       Comprehensive
                                                                         Income -
                                                                        Unrealized
                                            Additional                  Gains From
                                   Common     Paid-in     Retained     Investments,      Unearned      Treasury
                                   Stock      Capital     Earnings          Net        Compensation      Stock           Total
                                 ---------- ----------- ------------- ---------------  ------------   ----------    -------------

BALANCE, December 31, 1996       $   88,124 $15,646,874 $  45,031,750  $   861,173     $           -  $        -    $  61,627,921

    Issuance of 775,000
       restricted shares              7,750   9,001,625                                    (9,001,625)                      7,750
    Amortization of unearned                                                                  562,602                     562,602
       compensation
    Unrealized gains from                                                  425,621                                        425,621
       investments, net of
       deferred taxes
    Net income                                              9,849,373                                                   9,849,373
    Dividends ($.20 per share)                             (1,917,480)                                                 (1,917,480)
                                 ---------- ----------- -------------  -----------     --------------  ----------   -------------

BALANCE, December 31, 1997           95,874  24,648,499    52,963,643    1,286,794         (8,439,023)          -       70,555,787

    Purchase of treasury stock                                                                         (2,181,265)     (2,181,265)
    Amortization of unearned                   (259,000)                                    2,250,408                   1,991,408
       compensation
    Unrealized gains from                                                6,207,547                                      6,207,547
       investments, net of
       deferred taxes
    Net income                                              7,783,518                                                   7,783,518
    Dividends ($.25 per share)                             (2,334,600)                                                 (2,334,600)
                                 ---------- ----------- -------------  -----------     -------------- -----------   -------------

BALANCE, December 31, 1998           95,874  24,389,499    58,412,561    7,494,341         (6,188,615) (2,181,265)     82,022,395

    Purchases of treasury stock                                                                        (2,611,094)     (2,611,094)
    Retirement of treasury stock     (5,123) (4,787,236)                                                4,792,359              -
    Amortization of unearned                   (147,004)                                    2,250,408                   2,103,404
       compensation
    Unrealized gains from                                                2,696,701                                      2,696,701
       investments, net of
       deferred taxes
    Net income                                             17,564,232                                                  17,564,232
                                 ---------- ----------- -------------  -----------     --------------  ----------   -------------

BALANCE, December 31, 1999       $   90,751 $19,455,259 $  75,976,793  $10,191,042     $   (3,938,207) $        -   $ 101,775,638
                                 ========== =========== =============  ===========     ==============  ==========   =============


The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                      1999               1998                 1997
                                                                 ------------       -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 17,564,232       $   7,783,518        $   9,849,373
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities-
          Depreciation and amortization                               273,199             188,643              150,185
          Amortization of unearned compensation                     2,250,408           2,250,408              562,602
          Realized and unrealized gains from                      (32,097,041)         (8,766,778)         (9,854,124)
              investments, net
          Deferred taxes                                            5,976,066             394,400            (522,264)
    (Increase) decrease in operating assets-
       Accounts receivable                                           (995,072)             36,214              426,699
       Other assets                                                (1,060,355)           (174,589)           (253,243)
    Increase (decrease) in operating liabilities-
       Accounts payable and other liabilities                         216,156             (80,069)             206,943
       Accrued compensation payable                                 4,164,170            (190,813)           (557,675)
       Income taxes payable                                         1,555,834             (13,909)             977,880
       Separation costs payable                                      (700,000)           (700,000)           1,400,000
                                                                 ------------       -------------        -------------
                 Net cash (used in) provided by
                      operating activities                         (2,852,403)            727,025            2,386,376
                                                                   -----------      -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from clearing broker, net                                     -            1,323,473            1,114,348
    Purchases of fixed assets                                      (1,043,457)            (58,596)            (329,314)
    Purchases of investments                                     (142,967,088)       (151,336,026)        (117,715,145)
    Proceeds from sales of investments                            149,868,066         154,048,709          114,672,755
                                                                 ------------       -------------        -------------
                 Net cash provided by (used in) investing
                      activities                                    5,857,521           3,977,560           (2,257,356)
                                                                 ------------       -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock                                    (2,611,094)         (2,181,265)                  -
    Proceeds received for issuance of restricted shares                    -                   -                 7,750
    Dividends paid                                                         -           (2,334,600)          (1,917,480)
                                                                 ------------       -------------        -------------
                 Net cash used in financing activities             (2,611,094)         (4,515,865)          (1,909,730)
                                                                 ------------       -------------        -------------

                 Net increase (decrease) in cash and
                                cash equivalents                      394,024             188,720           (1,780,710)

CASH AND CASH EQUIVALENTS, beginning of year                        3,993,963           3,805,243            5,585,953
                                                                 ------------       -------------        -------------
CASH AND CASH EQUIVALENTS, end of year                           $  4,387,987       $   3,993,963        $   3,805,243
                                                                 ============       =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid during the year for-
          Interest                                               $     83,961       $      30,788        $      34,087
          Income taxes                                           $  5,922,100       $   5,530,511        $   7,668,384
       Noncash financing activity-
          Increase (decrease) in additional paid-in capital      $   (147,004)      $    (259,000)       $   9,001,625
              related to restricted shares
          Retirement of treasury stock                           $ (4,792,359)      $           -        $           -


The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997





1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management") and ASCC Corp. ("ASCC"). Capital is a registered investment advisor. It provides investment advisory and management services to institutional clients and certain investment partnerships. Management is a registered investment advisor and a broker-dealer in securities and owns a seat on the New York Stock Exchange, Inc. and owns a seat and is a member of the Chicago Board Options Exchange, Inc. Management provides investment advisory and management services to individual and smaller institutional clients and brokerage services to its clients and some of the clients of Capital. ASCC was formed in December 1998 for investment-related activities which were previously performed by the Holding Company.

Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the 1999 presentation.

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

Revenue Recognition

Advisory fee revenue is recognized in the period in which services are performed based on a percentage of assets under management. Commission income and expenses arising from customers' securities transactions are recognized on a settlement date basis. The effect of using the settlement date instead of the trade date for revenue recognition is immaterial.

Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, with the exception of investments held by Management. The Company has designated those investments held by the Holding Company, Capital and ASCC in equity and debt securities as "available for sale," and, accordingly, recorded at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of income and comprehensive income.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997






Investments are recorded on trade date. The cost of investments sold is determined on the first-in, first-out method. Dividends and interest are accrued as earned. Securities listed on a securities exchange for which market quotations are available are valued at the last quoted sales price as of the last business day of the year. Investments in mutual funds are valued based upon the net asset value of the shares held as reported by the fund. Securities with no reported sales on such date are valued at their last closing bid price.

Investments in Limited Partnerships

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying consolidated financial statements at the Company's share of the net asset values as reported by the respective Partnerships with the unrealized gain or loss recorded in the consolidated statements of income and comprehensive income. Limited partners whose capital accounts in the aggregate are two-thirds of the total capital accounts of all limited partners in each Partnership may, at any time, require Capital to withdraw as the general partner of such Partnership. Therefore, the Company is not deemed to have control of the Partnerships and, accordingly, the accounts of the Partnerships are not included in these consolidated financial statements.

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

New Accounting Pronouncement

The Financial Accounting Standard Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for periods beginning after June 15, 2000. Management does not believe that the impact of the adoption of SFAS No. 133 on the Company's financial position or results of operations be material.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997


2.  EARNINGS PER COMMON SHARE

Basic earnings per common share amounts were computed based on 9,192,066, 9,571,711 and 9,037,469 weighted average common shares outstanding in 1999, 1998 and 1997, respectively. For purposes of determining weighted average common shares outstanding, the Company considers all shares legally issued and outstanding in determining basic and diluted net income per share.

In accordance with the provisions of SFAS No. 128, dilutive earnings per share for the three years ended December 31, 1999 were computed based on the weighted average common shares outstanding provided in the table below. Antidilutive options were not included in the computation of dilutive earnings per share as the options' exercise prices were greater than the average market price of the common shares for each of those respective years.


                                                                    1999               1998              1997
                                                              -----------------  ----------------- -----------------
Weighted average common shares outstanding                            9,192,066       9,571,711            9,037,469
Common stock equivalents-options                                          8,406          10,925               50,936
                                                              -----------------     -----------         ------------
          Dilutive weighted average common
              shares outstanding                                      9,200,472       9,582,636            9,088,405
                                                              =================     ===========         ============
Antidilutive options                                                    200,000         150,000                -
                                                              =================     ===========         ============

3.  INVESTMENTS AND CASH

Included in cash and cash equivalents, the Company had interest-bearing free credit balances with its clearing broker of $ 1,715,233 and $230,727 at December 31, 1999 and 1998, respectively.

Investments at December 31, 1999 and 1998, consisted of the following:


                                                                                                    Unrealized
                                                            Cost             Market Value           Gain (Loss)
                                                        ------------         ------------          -----------
1999:

    Available for sale-
       Common stock                                      $54,198,652         $ 70,313,820          $16,115,168
       Corporate debt                                      2,308,805            1,932,281             (376,524)
       Atalanta/Sosnoff Mutual Funds                       6,100,000            7,358,300            1,258,300
                                                         -----------         ------------          -----------
                                                          62,607,457           79,604,401           16,996,944
                                                         -----------         ------------          -----------

    Trading-
       Atalanta/Sosnoff Mutual Funds                       9,000,000           14,033,281            5,033,281
                                                         -----------         ------------          -----------

    Other-
       Investments in limited partnerships                 7,613,135           17,447,746            9,834,611
                                                         -----------         ------------          -----------

                                                         $79,220,592         $111,085,428          $31,864,836
                                                         ===========         ============          ===========

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



                                                                                                Unrealized
                                                             Cost             Market Value      Gain (Loss)
                                                         ------------         ------------     -------------
1998:

    Available for sale-
       Common stock                                      $ 51,735,002         $ 62,778,063     $ 11,043,061
       Corporate debt                                       1,175,964              868,250         (307,714)
       Atalanta/Sosnoff Fund                                  100,000              114,700           14,700
                                                         ------------         ------------     -------------
                                                           53,010,966           63,761,013       10,750,047
                                                         ------------         ------------     ------------
    Trading-
       Atalanta/Sosnoff Fund                                9,000,000           10,041,281        1,041,281
                                                         ------------         ------------     -------------
    Other-
       Investments in limited partnerships                  4,279,487            7,565,780        3,286,293
                                                         ------------         ------------     -------------
                                                         $ 66,290,453         $ 81,368,074     $ 15,077,621
                                                         ============         ============     =============

4.   SEPARATION COSTS PAYABLE

The separation costs relate to the Company's termination without cause of its former president on August 15, 1997. Such termination is governed by the terms of the former president's Employment Agreement, whereby he received two years severance at his base salary level at the time of termination payable over the two-year period ended November 15, 1999.

5.   RELATED PARTY TRANSACTIONS

As the General Partner for the Partnerships and the investment manager of the Offshore Fund, Capital earned approximately $2,876,000, $1,821,000 and $1,258,000 in 1999, 1998 and 1997, respectively, for advisory and management services (charged at 1% - 3% of net assets), and incentive fees charged at 20% of performance as defined in the case of one partnership. Management earned commissions of approximately $147,000, $116,000 and $59,000 in 1999, 1998 and 1997, respectively, for brokerage services provided to the Partnerships. Advisory fees and brokerage commissions are based on terms comparable to those in agreements with unrelated parties. Balances receivable from the Partnerships were approximately $1,524,000, $449,000 and $110,000 at December 31, 1999, 1998
and 1997, respectively, including approximately $1,239,000 and $282,000 of incentive fees which are included in net income in 1999 and 1998, respectively.

Investments consist of shares held of the Atalanta/Sosnoff Fund, Atalanta/Sosnoff Value Fund, Atalanta/Sosnoff Focus Fund, and the
Atalanta/Sosnoff Balanced Fund (the "Funds"). Management acts as Distributor to the Funds and Capital acts as Investment Advisor.

Employment Agreement

In May 1985, Management entered into an employment agreement with an individual portfolio manager to provide investment related services to both Management and Capital. Under the terms of the agreement, the employee was paid the net profits relating to the accounts he managed (the "Net Profits") which represent advisory fees and commissions for all trades executed for his managed accounts, net of clearance and floor brokerage charges, allocated payroll, overhead and out-of-pocket expenses incurred on his behalf by Management. Effective October 1, 1998, Management entered into a new agreement with the employee for the period ending December 31, 2000, under which the employee is relinquishing the revenue from investment management and brokerage services provided to the managed accounts to Management. Pursuant to this agreement, Management has made (or will make) payments to the employee in three annual installments begining in January 1999, 2000 and 2001, based upon a multiple of annualized revenues from the employee's managed accounts, which is being recognized ratably as compensation expense over the

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997


term of the arrangement. In addition, Management and the employee agreed to change the split of Net Profits paid to the employee from 100% during the twelve-month period ended September 30, 1998 to 50% for the twelve-month period ended September 30, 1999, 25% for the twelve-month period ending September 30, 2000, and 0% thereafter. Included in compensation expense is $1,500,000 and $375,000 in 1999 and 1998, respectively, of which $375,000 is unpaid as of December 31, 1999 and 1998, respectively. Commissions and advisory fee revenues related to such investment advisory services for 1999 amounted to $1,466,130 and related compensation expenses amounted to $1,835,384, which includes approximately $1.5 million paid to the employee representing 50% of the purchase price associated with the employee relinquishing the right to receive revenue from the managed accounts.

6.   PROVISION FOR INCOME TAXES

The provision for income taxes consists of:


                                                              1999               1998             1997
                                                        -----------------  ---------------  -----------------
Current income taxes:
       Federal                                          $       6,141,000  $      3,822,000 $       2,982,961
       State and local                                          1,337,000         1,694,600         5,663,303
                                                        -----------------  ---------------- -----------------
                 Total current                                  7,478,000         5,516,600         8,646,264
                                                        -----------------  ---------------- -----------------
Deferred income taxes provision:
       Federal                                                  4,907,000           267,100          (180,180)
       State and local                                          1,069,000           127,300          (342,084)
                                                        -----------------  ---------------- -----------------
                 Total deferred                                 5,976,000           394,400          (522,264)
                                                        -----------------  ---------------- -----------------
                                                        $      13,454,000  $      5,911,000 $       8,124,000
                                                        =================  ================ =================

A reconciliation of the statutory federal income tax rate and the effective rate based on consolidated income before income taxes in 1999, 1998 and 1997, is set forth below:



                                                            1999         1998        1997
                                                        ----------    ---------    -------

    Statutory federal income tax rate                       34.9%        34.5%       34.5%
    Increase resulting from:
       State and local income taxes, net
       of federal tax benefit                                7.5          8.6        10.6
       Other                                                 0.1          0.1         0.1
                                                         -------      -------       ------
                 Effective rate                             42.5%        43.2%       45.2%
                                                         =======      =======       =====

Deferred taxes payable are comprised of the following components as of December 31, 1999 and 1998:

                                                                 1999             1998
                                                           -------------     ---------------

    Unrealized gain on investments                         $12,623,977       $     6,483,377
    Separation costs payable                                    -                   (210,000)
                                                           -----------       ---------------

                                                           $12,623,977       $     6,273,377
                                                           ===========       ===============

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997






7.   NET CAPITAL REQUIREMENTS

Management is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 1999, Management had net capital of $11,429,086, which was $11,179,086 in excess of its required net capital of $250,000, and had a ratio of aggregate indebtedness to net capital of .27 to 1.

8.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and equipment under various noncancelable operating leases expiring through 2002. Rent expense was approximately $671,000, $680,000 and $661,000 in 1999, 1998 and 1997, respectively.

Approximate future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 1999, are as follows: 2000 through 2001 are equal to $626,000 per year and $417,000 for 2002.

In October, 1999, the Company entered into a new 15-year lease on its existing office space in New York. This lease commences on September 1, 2002 and the approximate future minimum annual rent under this lease is $919,000, $1,011,000 and $1,103,000 per annum for each of the five-year periods ending August 2007, 2012, and 2017, respectively.

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

Compensation Agreements

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for senior executives. Under the MIP, each participant is entitled to receive his assigned share of the annual award pool, which is computed based on operating income performance goals, as defined in the MIP. No operating bonuses were earned under the MIP for 1999, 1998 and 1997.

The Company adopted an amendment to the MIP in 1999 whereby an annual investment performance bonus is earned by the Chief Executive Officer (CEO) based upon pre-tax earnings of certain managed assets of the Company in excess of a base index return, as defined, subject to a ceiling of 10% of total pre-tax income. Included in compensation expense is an accrued investment performance bonus to the CEO of $3,446,000 in 1999.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997






Pursuant to a 1998 agreement, the President of the company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of the Partnership managed by the President. Included in compensation expense related to this bonus is approximately $530,000 and $150,000 for 1999 and 1998, respectively.

9.  STOCK OPTION, STOCK PURCHASE,
    INCENTIVE AND PROFIT-SHARING PLANS

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

The Company's previous stock option plan, as amended (the "SOP") was terminated by the Company in connection with the approval by stockholders of the LTIP. The SOP provided for options to purchase 900,000 shares of common stock. The termination of the SOP did not affect options then outstanding.

A summary of option transactions for the three years ended December 31, 1999, is presented below. Each option becomes exercisable as to 20% of the total number of shares subject to the option six months after the date of grant, and as to an additional 20% each year thereafter. Generally, options may not expire more than ten years from the date of grant. Incentive Stock Options were granted at an exercise price of $9.00 in 1998. Nonqualified options were granted at exercise prices equal to the market price per share at the date of grant. Only the LTIP has options available for grant at the end of 1999.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



                                              Incentive      Qualified       Nonqualified
                                                Stock          Stock            Stock
                                               Options        Options          Options               Total
                                             ---------       --------        ----------             -------
Outstanding, beginning of 1997                  50,000             -            835,000              885,000
Canceled during 1997                                -              -           (650,000)           (650,000)
Expired during 1997                                 -              -            (35,000)            (35,000)
                                             ---------       --------        ----------            --------

Outstanding, end of 1997                        50,000             -            150,000              200,000
Granted during 1998                             50,000             -                 -                50,000
                                             ---------       --------        ----------            ---------
Outstanding, end of 1998 and 1999              100,000             -            150,000              250,000
                                             =========       ========        ==========            =========

Exercisable, end of 1997                                                                             110,000
                                                                                                   =========

Exercisable, end of 1998                                                                             150,000
                                                                                                   =========

Exercisable, end of 1999                                                                             190,000
                                                                                                   =========

Available for grant, end of 1999                                                                      55,000
                                                                                                   =========

The Company accounts for these options under Accounting Procedures Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income and comprehensive income. Had compensation cost for these options been determined consistent with the fair value method required by Financial Accounting Standards Board Statement No. 123 ("FASB No. 123"), the Company's net income and earnings per share would have been the following pro forma amounts in each of the three years ended December 31, 1999:

                                         1999                1998                1997
                                  ------------------  ------------------  ------------------
Net income:
    As reported                   $       17,564,232  $        7,783,518  $        9,849,373
    Pro forma                             17,454,834           7,668,032           9,626,832

Basic EPS:
    As reported                                 1.91                 .81                1.09
    Pro forma                                   1.90                 .80                1.07

Dilutive EPS:
    As reported                                 1.91                 .81                1.08
    Pro forma                                   1.90                 .80                1.06

In January 1998, the Company granted 50,000 Incentive Options at an exercise price of $9.00 per share under the LTIP to an executive officer of the Company. For the purposes of FASB No. 123 calculations, the fair value of these options was $3.27 per share, and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%; expected dividend yield of 2.9%; expected option life of 10 years and expected volatility of 33%. The fair value of the options to purchase 800,000 shares granted in 1995 with an exercise price of $9.50 per share (of which 650,000 were canceled in 1997) was $4.71 per share, and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rate of 5.7%, expected dividend yield of 1.6%, expected option life of 10 years and expected volatility of 40%.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997





Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net income and earnings per share may not be representative of that to be expected in future years.

The Company also has a profit-sharing plan covering substantially all full-time employees. Contributions to this plan, which in any fiscal year are at the discretion of the Board of Directors, were approximately $265,000, $131,000 and $135,000 in 1999, 1998 and 1997, respectively.

10.   TREASURY STOCK TRANSACTIONS

In December 1998, the Company repurchased 249,000 shares of its common stock at a market price of $8.75 per share. In June 1999, the Company repurchased 254,174 shares of its common stock from a former officer at a market price of $10.00 per share. In October 1999, the Company repurchased 9,100 shares of its common stock at an average market price of $7.62 per share. On December 30, 1999, the Company retired 512,274 shares of treasury stock and restored the common stock to authorized and unissued status.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)





                                                                                          Quarter
                                                                  ------------------------------------------------------------
                                                                      First          Second          Third          Fourth
                                                                  -------------- --------------  -------------- --------------

                                                                            (000's omitted, except per share amounts)
                                                                  ------------------------------------------------------------

1999:
    Operating revenues*                                              $8,925          $13,211          $6,728         $22,211
    Operating expenses**                                              3,806            4,068           4,281           7,902
    Income before income taxes                                        5,119            9,143           2,447          14,309
    Net income                                                        2,897            5,186           1,383           8,098
    Per common share-                                                   .31              .56             .15             .89
       Basic                                                            .31              .56             .15             .89
       Diluted

1998:
    Operating revenues*                                               6,570            6,698           7,477           6,558
    Operating expenses**                                              3,372            3,446           3,152           3,639
    Income before income taxes                                        3,198            3,252           4,325           2,919
    Net income                                                        1,790            1,884           2,439           1,670
    Per common share-
       Basic                                                            .19              .20             .25             .18
       Diluted                                                          .19              .20             .25             .18

1997:
    Operating revenues*                                               6,822            9,404           7,825           7,629
    Operating expenses**                                              2,768            2,805           4,623           3,511
    Income before income taxes                                        4,054            6,599           3,202           4,118
    Net income                                                        2,249            3,588           1,746           2,267
    Per common share-
       Basic                                                            .26              .41             .20             .24
       Diluted                                                          .26              .41             .19             .23

* Operating revenue includes advisory fees, commissions and other operating revenue.

** Operating expenses include total costs and expenses less an accrued investment bonus payable to the CEO pursuant to the amended MIP plan of $3,446,000 in 1999. (See Note 9 to the audited financial statements.)

(c)  Exhibits -
     ----------

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

     10.4 Second Lease Modification Agreement dated as of January 1985 between Martin T. Sosnoff and Park Tower Associates. (Exhibit 10.4)(1)

     10.5 Form of Sublease between Martin T. Sosnoff and the Company. (Exhibit 10.5) (3)

     10.6 Assignment of Lease between the Company and North American Consortium, Inc. (Exhibit 10.7)(7)

     10.7 Sublease dated October 18, 1988 between the Company and First City Capital Corporation (8)

     10.8 Employment Agreement between Martin T. Sosnoff and the Company dated as of March 31, 1986 (Exhibit 10.6.) (1), (15)

     10.9 Consulting Agreement between Shepard D. Osherow and the Company dated December 21, 1987. (Exhibit 10.2) (6), (15)

     10.10 Form of Employment Agreement, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (15)

     10.11 Letter Agreement between Martin T. Sosnoff and L. Mark Newman dated February 14, 1985 and exhibits thereto. (Exhibit 10.20) (1)

     10.12 Agreement between Martin T. Sosnoff and Shepard D. Osherow dated February 25, 1985 regarding the Letter Agreement between Martin T. Sosnoff and L. Mark Newman. (Exhibit 10.21) (1)

     10.13 1987 Stock Option Plan. (Exhibit 4.1) (5), (15)

     10.14 1987 Incentive Stock Purchase Plan. (Exhibit 4.4) (5), (15)

     10.15 Restricted Stock Bonus Plan (8), (54)

     10.16 Form of Stock Bonus Award Agreements, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (15)

     10.17 Profit Sharing Trust Agreement and Plan dated May 21, 1985 between Atalanta/Sosnoff Capital Corporation and the plan trustees. (Exhibit 10.24) (1), (15)

     10.18 Sub-sublease dated June 23, 1989 between the Company and Ehrlich Bober & Co., Inc. (9)

     10.19 Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1992 (10), (15)

     10.20 Executive Employment Agreement dated as of December 9, 1992 between Robert J. Kobel and the Company (10), (15)

     10.21 Employment Agreement dated January 1, 1986 between Henry E. Parker and the Company (10), (15)

     10.22 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1993 and March 8, 1994 (11), (15)

     10.23 Executive Employment Agreement dated July 8, 1993 between Craig B. Steinberg and the Company (11), (15)

     10.24 Executive Employment Agreement dated December 7, 1995 between Robert
           J. Kobel and the Company (12), (15)

     10.25 Employment Agreement dated July 1, 1986 between James D. Staub and the Company (12), (15)

     10.26 Modification Agreement of Sub-Lease dated February 27, 1996 between the Company and Foote, Cone & Belding Advertising, Inc. (12)

     10.27 1996 Long-Term Incentive Plan (13), (15)

     10.28 Restricted Stock Award Agreements dated as of September 17, 1997 executed by each of Craig B. Steinberg and Anthony G. Miller (13),
           (15)

     10.29 Employment Agreement dated December 22, 1997 between James D. Staub and the Company (13), (15)

     10.30 Agreement dated October 29, 1998 between William M. Knobler and the Company (14), (15)

     10.31 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on March 10, 1999 (14), (15)

     10.32 Lease agreement dated October 26, 1999 between the Company and 101 Park Avenue Associates. - FILED HEREWITH (15)

     10.33 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on February 29, 2000 - FILED HEREWITH (15)

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

(14) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1998

(15) Required to be filed pursuant to the  instructions to Item 14(c) of Form
     10-K.

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

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on this 22nd day of March, 2000.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION


                            By: s/ Martin T. Sosnoff
                                --------------------
                                Martin T. Sosnoff
                                Chairman of the Board and
                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                      Title                       Date
      ---------                      -----                       ----



      s/ William Landberg
      ----------------------
      William Landberg               Senior Vice President,      March 22, 2000
                                     Director



      s/ Ronald H. Menaker
      ----------------------
      Ronald H. Menaker              Director                    March 22, 2000



      s/ Anthony G. Miller
      ----------------------
      Anthony G. Miller              Executive Vice President,   March 22, 2000
                                     Chief Operating Officer,
                                     Chief Financial Officer
                                     (Principal Financial
                                     and Accounting Officer)



      s/ Martin T. Sosnoff
      ----------------------
      Martin T. Sosnoff              Chairman, Chief             March 22, 2000
                                     Executive Officer,
                                     Director (Principal
                                     Executive Officer)



      s/ Craig B. Steinberg
      ----------------------
      Craig B. Steinberg             President and               March 22, 2000
                                     Director of Research,
                                     Director



      s/ Thurston Twigg-Smith
      ----------------------
      Thurston Twigg-Smith           Director                    March 22, 2000


                                  EXHIBIT INDEX




EXHIBIT NUMBER                 DESCRIPTION                                          PAGE

    10.32                    Lease agreement dated October 26, 1999
                             between 101 Park Avenue
                             Associates and the Company

    10.33                    Amended and Restated Management
                             Incentive Plan as adopted by the Board
                             of Directors of the Company on February 29, 2000

    11                       Computation of Earnings per Share

    27                       Financial Data Schedule