Form 10-Q
period 2000-03-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2000-05-15
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
March 31, 2000                                  Commission File Number: 1-9137

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

Yes      X        No

As of May 11, 2000 there were 9,063,627 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                        PAGE NO.
                                                                      --------

         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - March 31, 2000
                  and December 31, 1999                                    3

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income -
                  Three Months Ended March 31, 2000 and 1999               4

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity -
                  Three Months Ended March 31, 2000                        5

                  Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                  March 31, 2000 and 1999                                  6

                  Notes to Condensed Consolidated                        7-9
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements       10

         Item 2 - Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                          11-14

Part II - Other Information

         Items 1-6                                                       15

Signatures                                                               16

Exhibit Index                                                            17

Exhibit 11 - Computation of Earnings Per Share                           18

Exhibit 27 - Financial Data Schedule                                     19



                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       (UNAUDITED)
ASSETS                                                MARCH 31, 2000                DECEMBER 31, 1999
------                                                --------------                -----------------

Assets:
   Cash and cash equivalents                        $    1,674,406                   $    4,387,987
   Accounts receivable                                   4,821,493                        4,314,257
   Due from brokers                                      8,297,630                              -
   Investments, at market                               81,188,758                       93,637,682
   Investments in limited partnerships                  20,922,168                       17,447,746
   Fixed assets, net                                     1,581,901                        1,429,569
   Exchange memberships, at cost                           402,000                          402,000
   Other assets                                          2,111,710                        2,004,225
                                                      ------------                     ------------

     Total assets                                     $121,000,066                     $123,623,466
                                                      ============                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities           $    1,135,234                     $    988,348
   Accrued compensation payable                          1,052,802                        4,812,781
   Income taxes payable                                 13,774,045                       16,046,699
                                                      ------------                    -------------

     Total liabilities                                  15,962,081                       21,847,828
                                                      ------------                    -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                -                                 -
   Common stock, $.01 par value; 30,000,000
       shares authorized 9,075,127 shares
       issued and outstanding                               90,751                           90,751
   Additional paid-in capital                           19,455,259                       19,455,259
   Retained earnings                                    83,383,421                       75,976,793
   Accumulated other comprehensive income -
       unrealized gains from investments,
       net of deferred tax liabilities                   5,587,386                       10,191,042
   Unearned compensation                                (3,375,605)                      (3,938,207)
   Treasury stock, at cost, 11,500 shares                 (103,227)                               -
                                                      -------------                    ------------

     Total shareholders' equity                        105,037,985                      101,775,638
                                                      -------------                    ------------

     Total liabilities and shareholders' equity       $121,000,066                     $123,623,466
                                                      ============                     ============

Book value per share                                  $      11.59                     $      11.21
                                                      ============                     ============



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                             MARCH 31, 2000                      MARCH 31, 1999
                                                             --------------                      --------------
Revenues:
   Advisory fees                                              $ 5,528,264                          $ 3,823,351
   Commissions and other operating revenues                       541,209                              399,639
   Realized and unrealized gains from principal
        securities transactions                                11,277,330                            4,546,512
   Interest and dividend income, net                              197,744                              155,559
                                                              -----------                          -----------

         Total revenues                                        17,544,547                            8,925,061
                                                              -----------                          -----------

Costs and expenses:
   Employees' compensation                                      3,414,550                            2,834,661
   Clearing and execution costs                                   346,914                              137,317
   Selling expenses                                               163,114                              139,087
   General and administrative expenses                            802,341                              695,338
                                                              -----------                          -----------

     Total costs and expenses                                   4,726,919                            3,806,403
                                                              -----------                          -----------

     Income before provision for income taxes                  12,817,628                            5,118,658

Provision for income taxes                                      5,411,000                            2,222,000
                                                              -----------                          -----------

       Net income                                             $ 7,406,628                           $2,896,658
                                                              ===========                           ==========

Earnings per common share - basic                             $      0.82                           $     0.31
                                                              ===========                           ==========

Earnings per common share - diluted                           $      0.82                           $     0.31
                                                              ===========                           ==========


Net income, as presented above                                $ 7,406,628                           $2,896,658

Other comprehensive income :
     Net unrealized (losses) gains from investments,
     net of deferred income taxes (credit)                    (4,603,656)                            1,919,265
                                                              -----------                          -----------

Comprehensive income                                           $2,802,972                           $4,815,923
                                                              ===========                          ===========



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                       Accumulated other
                                                                          comprehensive
                                                                             income -
                                          Additional                      unrealized
                              Common       Paid-In        Retained        losses from         Unearned      Treasury
                              Stock        Capital        Earnings      investments, net    Compensation     Stock         Total
                              -----        -------        --------      ----------------    ------------   ----------  ------------

Balance -
December 31, 1999            $90,751     $19,455,259    $75,976,793      $10,191,042       ($3,938,207)   $    -      $101,775,638

Purchases of treasury stock                                                                                (103,227)      (103,227)

Amortization of unearned
compensation                                                                                   562,602                     562,602

Net unrealized losses
from investments, net of
deferred tax credit                                                      (4,603,656)                                    (4,603,665)

Net income                                                7,406,628                                                      7,406,628
                             -------     -----------    -----------      ----------        -----------     ---------  ------------
Balance -
March 31, 2000               $90,751     $19,455,259    $83,383,421      $5,587,386        ($3,375,605)    ($103,227) $105,037,985
                             =======     ===========    ===========      ==========        ===========     =========  ============





            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                        2000                          1999
                                                                  -----------------              --------------
Cash flows from operating activities:
   Net income                                                      $  7,406,628                  $  2,896,658

Adjustments to reconcile net income to net cash used in
 operating activities:
   Depreciation and amortization                                        106,151                        53,022
   Amortization of unearned compensation                                562,602                       562,602
   Realized and unrealized gains from
       investments, net                                             (11,277,330)                   (4,546,512)

Increase (decrease) from changes in:
   Accounts receivable                                                 (507,236)                      689,657
   Other assets                                                        (107,485)                     (747,997)
   Accounts payable and other liabilities                               146,886                      (239,900)
   Accrued compensation payable                                      (3,759,979)                     (491,455)
   Income taxes payable                                                 796,450                     1,730,932
   Separation costs payable                                                   -                      (175,000)
                                                                   ------------                   -----------
       Net cash used in operating activities                         (6,633,313)                     (267,993)
                                                                   ------------                   -----------
Cash flows from investing activities:
   Due from brokers                                                  (8,297,630)                   (1,202,525)
   Purchases of fixed assets                                           (258,484)                     (274,354)
   Purchases of investments                                         (51,918,982)                  (24,362,311)
   Proceeds from sales of investments                                64,498,055                    25,610,823
                                                                   ------------                   -----------
       Net cash provided by investing activities                      4,022,959                       228,367
                                                                   ------------                   -----------


Cash flows from financing activities:
     Purchases of treasury stock                                       (103,227)                           -
                                                                   ------------                   -----------

       Net cash used in financing activities                           (103,227)                           -
                                                                   ------------                   -----------

Net decrease in cash and cash equivalents                            (2,713,581)                     (496,360)
Cash and cash equivalents, beginning of year                          4,387,987                     3,993,963
                                                                   ------------                   -----------
Cash and cash equivalents, end of period                           $  1,674,406                   $ 3,497,603
                                                                   ============                   ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                                    $     30,656                   $    21,115
                                                                   =============                  ===========
       Income taxes                                                $  4,614,550                   $   491,067
                                                                   =============                  ===========


            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Unaudited Information

The accompanying condensed consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management"), and ASCC Corporation ("ASCC").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and 1999. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1999 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

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

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying condensed consolidated financial statements at the Company's share of the net asset values as reported by the respective Partnerships with the unrealized gain or loss recorded in the consolidated statements of income and comprehensive income.

Note 3:  Non-Cash Compensation Charges ("NCCC")

NCCC of approximately $563,000 were charged to operations in both the first quarter of 2000 and 1999. (See Note 4 below).

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

Note 5:  Senior Vice President Accounts

Certain high net worth accounts subject to the over-all supervision and control of the Company are under the management of a Senior Vice President (the "SVP Accounts"). Effective October 1, 1998, the Company entered into a new facilities agreement with the SVP for the period ending December 31, 2000 under which the SVP is relinquishing the revenues generated by the investment management and brokerage services provided to the SVP Accounts to the Company.

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

Additionally, the SVP's compensation related to the pre-tax operating income generated by the SVP Accounts has or will decline from 100% in the twelve-month period ended September 30, 1998, to 50% in the comparable 1999 period, and to 25% in the comparable 2000 period. The SVP is required to remain an employee of the Company through 2000, and may remain an employee or consultant thereafter.

Pursuant to this Agreement, in the first quarter of 2000 and 1999, $375,000 of compensation expense was recorded.

Note 6:  Compensation Expense

Pursuant to an agreement, the President of the Company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of the hedge fund managed by the President. Included in compensation expense related to this bonus were $300,000 and $13,000 for the three months ended March 31, 2000 and 1999, respectively.

In addition, under the Company's Management Incentive Plan, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pre-tax earnings of certain managed assets of the

Company in excess of a base indexed return, as defined, subject to a ceiling of 10% of total pre-tax income. Included in compensation expense related to the MIP are accrued bonuses to the CEO totaling $100,000 for the three months ended March 31, 2000.

Note 7:  Treasury Stock

In January and February 2000, the Company purchased 6,500 and 5,000 shares, respectively, of its common stock at an average market price of $8.98 per share.


Note 8:  Net Income Per Share

Basic earnings per share amounts were computed based on 9,066,270 and 9,338,401 weighted average common shares outstanding in the first quarters of 2000 and 1999, respectively. For purposes of determining weighted average common shares outstanding, the Company considers all shares legally issued and outstanding in determining basic and diluted net income per share.

Diluted earnings per share amounts were computed based on 9,075,306 and 9,345,123 weighted average common shares outstanding in the first quarters of 2000 and 1999, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

   I.    General

         Assets totaled $121.0 million at March 31, 2000, compared with $123.6 million at December 31, 1999, and book value per share totaled $11.59 at March 31, 2000, compared with $11.21 at December 31, 1999.

         Cash and cash equivalents totaled $1.7 million at March 31, 2000, compared with $4.4 million at December 31, 1999. Investments (at market) totaled $81.2 million at March 31, 2000, compared with $93.6 million at the end of 1999. Unrealized gains on investments, net of deferred taxes, totaled $5.6 million at March 31, 2000, compared with $10.2 million at December 31, 1999.

         Assets under management at March 31, 2000 totaled $2.69 billion, 8% more than a year ago, and approximately the same as year-end 1999. The strong positive performance results of $430 million more than offset net client withdrawals of $220 million for the twelve months ended March 31, 2000. The net client withdrawals are primarily the result of plan reallocations and the indexing of funds.

         Net income totaled $7.4 million ($.82 per common share diluted) for the three months ended March 31, 2000, compared with $2.9 million ($.31 per common share diluted) for the same period in 1999.

   II.   Assets Under Management

         Assets under management totaled $2.69 billion at March 31, 2000 and December 31, 1999, and $2.48 billion on March 31, 1999. Average assets under management increased 6% to $2.63 billion in the first quarter of 2000, compared with $2.47 billion in the comparable period a year ago. In addition, average managed assets increased 8% compared with the fourth quarter of 1999.

         During the first quarter of 2000, new accounts totaled $63 million, net withdrawals out of client accounts totaled $69 million, and performance added $9 million to managed assets.

         In the twelve months ended March 31, 2000, new accounts totaled $107 million, net withdrawals out of client accounts totaled $327 million, and performance added $430 million to managed assets.

         Performance over the last twenty-seven months was strong on an absolute and relative basis, and the Company's peer group rankings continue to improve.

III.     Results of Operations

         Quarterly Comparison

         Total revenues for the first quarter of 2000 increased 97% to $17.5 million, from $8.9 million in the first quarter of 1999. Revenue from advisory fees and commissions ("operating revenue") increased 44% to $6.1 million in 2000, as compared with $4.2 million in 1999.

         Expenses for the first quarter of 2000 increased 24% to $4.7 million, from $3.8 million in the first quarter of 1999. The increase is primarily due to accrued bonus compensation of $400,000 related to the Company's Management Incentive Plan ("MIP Expense" - see Note 6). Non-cash compensation charges of $563,000 ("NCCC" - see Note 3) and payments of $375,000 to a senior officer under a revised facilities agreement involving certain managed accounts (the "SVP Accounts" - see
         Note 5) are also included in both the first quarter of 2000 and 1999, respectively.

         After eliminating these charges, pre-tax income from operations was $2.7 million and $1.4 million for the first quarter of 2000 and 1999, respectively.

         Total revenues from principal securities transactions and net interest and dividend income was $11.5 million for the first quarter of 2000, which is a 144% increase from the $4.7 million recorded in the first quarter of 1999. The net realized and unrealized gains from principal securities transactions were $8.1 million and $3.2 million, respectively, for the first quarter of 2000 as compared to the realized and unrealized gains of $3.1 million and the $1.4 million, respectively, for the first quarter of 1999.

         The following table depicts variances in significant income statement items for the three months ended March 31, 2000 compared with the same period in 1999. Explanations of the variances follow the table.


                                                                   (000's)
                                                           3 Months Ended March 31,
                                                          ---------------------------          Percentage
                                                          2000                  1999             Change
                                                         ------                ------            ------

         A. Advisory fees                               $ 5,528                $3,823               45%
         B. Realized and unrealized gains from
               principal securities transactions         11,277                 4,547              148%
         C. Employees' compensation                       3,415                 2,835               20%
         D. Non-compensation expenses                     1,312                   971               35%
         E. Income taxes                                  5,411                 2,222              144%

o The 45% increase in advisory fees is due to the 6% increase in average assets under management previously discussed, and an increase in fees earned from a Company sponsored investment partnership of approximately $1.2 million in 2000, compared with $30,000 in 1999.

o Realized and unrealized gains from principal securities transactions increased 148% from the 1999 comparable period due to increases in net realized and unrealized gains on investments, as previously discussed.

o The increase in employees' compensation is the result of an accrued bonus of $400,000 earned under the Company's Management Incentive Plan in the 2000 quarter, compared with $13,000 in the comparable 1999 period. Excluding these charges, compensation expense increased 7% in the first quarter of 2000 compared with the first quarter of 1999.

o Non-compensation expenses increased 35% for the three months ended March 31, 2000 as compared to the 1999 quarter. The increase was primarily related to certain professional service charges and an increase in clearing and execution costs from increased commission revenues.

o Income taxes in 2000 increased 144% due to a comparable increase in pre-tax income.

IV.      Liquidity and Capital Resources

         Investments in marketable securities aggregated $81.2 million at March 31, 2000, compared with $93.6 million at the end of 1999. During the first quarter of 2000, the Company invested an additional $1 million in investment partnerships. Shareholders' equity totaled $105.0 million at March 31, 2000, compared with $101.8 million at the end of 1999, primarily from net income of $7.4 million recorded in the first three months of 2000 and unrealized losses (net of deferred taxes) of $4.6 million in the investment portfolio. The Company had a net unrealized gain of $5.6 million in shareholders' equity at March 31, 2000, compared with $10.2 million at December 31, 1999.

         At March 31, 2000, the Company's investment portfolio at market totaled $103.8 million (cost basis $74.8 million), compared with $115.5 million (cost $83.6 million) at the end of 1999, comprised of cash and cash equivalents, corporate and convertible debt, large-cap equity securities, and investments in limited partnerships and the Atalanta/Sosnoff Mutual Funds. At March 31, 2000, the Company was invested in 15 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts. The largest position was in Computer Associates, Inc. (5.3% of the portfolio), with an unrealized loss of $202,000 at quarter-end.

         At March 31, 2000 the Company had cash and cash equivalents of $1.7 million, compared with $4.4 million at the end of 1999. Operating activities generated net cash outflows of $6.6 million in the three months ended March 31, 2000, compared with $268,000 of outflows in the same period in 1999, reflecting the changing levels of operating income and net income over those periods. Net cash provided by investing activities totaled $4.0 million in the first quarter 2000, compared with $228,000 of net cash outflows in the 1999 quarter. The increase in 2000 was primarily the result of net proceeds from sales of investments. Net cash outflows from financing activities was $103,000 in the first quarter of 2000.

         If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $10 million; if the market were to decline by 20%, the Company might experience unrealized losses of $20 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are primarily large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

                                      o o o

         In January and February 2000, the Company purchased 6,500 and 5,000 shares, respectively, of its common stock, at an average market price of $8.98 per share.

         At March 31, 2000, there were no liabilities for borrowed money.


V.       Year 2000

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

                           None.

                  Item 3.  Default upon Senior Securities

                           None.

                  Item 4.  Submission of Matters to a Vote of Security

                           At the Company's Annual Meeting of Stockholders held on May 11, 2000, the election of the Board of Directors' nominees was approved, the amendments to the Company's Management Incentive Plan were approved, and the ratification of the appointment of the Company's independent auditors was approved.

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


                              Atalanta/Sosnoff Capital Corporation




  Date:    May 12, 2000       /s/  Martin T. Sosnoff
                              -------------------------------------------------
                              Martin T. Sosnoff
                              Chairman of the Board and Chief Executive Officer




  Date:    May 12, 2000       /s/  Anthony G. Miller
                              -------------------------------------------------
                              Anthony G. Miller
                              Executive Vice President, Chief Operating Officer
                              and Chief Financial Officer

                                  EXHIBIT INDEX




         Exhibit
         Number            Description                                  Page
         --------          ------------                                 ----
          2                None
          4                None
         11                Computation of Earnings per Share             18
         15                None
         18                None
         19                None
         20                None
         23                None
         24                None
         25                None
         27                Financial Data Schedule                       19
         28                None

         Reports on Form 8-K: None



                                                                    EXHIBIT 11

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                           2000             1999
                                                        ----------       -----------
Earnings-
    Net income                                          $7,406,628       $ 2,896,658
                                                        ==========       ===========

Basic earnings per share:
    Shares - weighted average number of common           9,066,270         9,338,401
       shares outstanding                               ==========       ===========

Basic earnings per share:                                  $  0.82       $      0.31
                                                        ==========       ===========

Dilutive earnings per share:
    Common stock equivalents - options                       9,037             6,722
                                                        ----------       -----------

Shares - weighted average number of common shares
    and common equivalent shares outstanding             9,075,306         9,345,123
                                                        ==========       ===========

Dilutive earnings per share:                            $     0.82       $      0.31
                                                        ==========       ===========

Antidilutive options as of March 31                        200,000           200,000
                                                        ==========       ===========

Average closing price of Atalanta/Sosnoff
 Capital Corp. (ATL) during the period                  $    8,969       $     8,016
                                                        ==========       ===========
Closing price of Atalanta/Sosnoff Capital Corp.
  (ATL) at end of period                                $    9.125       $     6.750
                                                        ==========       ===========

  See Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements