Form 10-Q
period 2000-06-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2000-08-14
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
June 30, 2000                                    Commission File Number: 1-9137

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

Yes      X        No

As of August 10, 2000 there were 9,044,627 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION


                                      INDEX

Part I - Financial Information                                                                             PAGE NO.

         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - June 30, 2000
                  and December 31, 1999                                                                           3

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income (Loss)-
                  Three Months Ended June 30, 2000 and 1999                                                       4

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income (Loss)-
                  Six Months Ended June 30, 2000 and 1999                                                         5

                  Condensed Consolidated Statements
                  of Changes in Shareholders' Equity -
                  Six Months Ended June 30, 2000                                                                  6

                  Condensed Consolidated Statements of
                  Cash Flows - Six Months Ended
                  June 30, 2000 and 1999                                                                          7

                  Notes to Condensed Consolidated                                                              8-10
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements                                              11

         Item 2 - Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                                                                 12-16

Part II - Other Information

         Items 1-6                                                                                               17

Signatures                                                                                                       18

Exhibit Index                                                                                                    19

Exhibit 11 - Computation of Earnings Per Share                                                                   20

Exhibit 27 - Financial Data Schedule                                                                             21


                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  (UNAUDITED)
ASSETS                                                         JUNE 30, 2000                DECEMBER 31, 1999
------                                                         -------------                -----------------

Assets:
   Cash and cash equivalents                                     $  1,204,542                     $  4,387,987
   Accounts receivable                                              4,714,827                        4,314,257
   Due from broker                                                  1,609,893                                -
   Investments, at market                                          86,658,810                       93,637,682
   Investments in limited partnerships                             21,293,702                       17,447,746
   Fixed assets, net                                                1,570,645                        1,429,569
   Exchange memberships, at cost                                      402,000                          402,000
   Other assets                                                     2,129,258                        2,004,225
                                                                 ------------                     ------------

     Total assets                                                $119,583,677                     $123,623,466
                                                                 ============                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities                        $  1,425,298                     $    988,348
   Accrued compensation payable                                     1,933,545                        4,812,781
   Due to broker                                                    4,666,049                                -
   Securities sold, not yet purchased                               1,257,557                                -
   Income taxes payable                                             7,696,396                       16,046,699
                                                                 ------------                     ------------

     Total liabilities                                             16,978,845                       21,847,828
                                                                 ------------                     ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                             -                                -
   Common stock, $.01 par value; 30,000,000
       shares authorized, 9,075,127 shares
       issued and outstanding                                          90,751                           90,751
   Additional paid-in capital                                      19,455,259                       19,455,259
   Retained earnings                                               83,780,195                       75,976,793
   Accumulated other comprehensive income -
       unrealized gains from investments,
       net of deferred tax liabilities                              2,194,857                       10,191,042
   Unearned compensation                                           (2,813,003)                      (3,938,207)
   Treasury stock, at cost, 11,500 shares                            (103,227)                               -
                                                                 ------------                     ------------

     Total shareholders' equity                                   102,604,832                      101,775,638
                                                                 ------------                     ------------

     Total liabilities and shareholders' equity                  $119,583,677                     $123,623,466
                                                                 ============                     ============

Book value per common share                                      $      11.32                     $      11.21
                                                                 ============                     ============




            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                            --------------------------------------------------
                                                            JUNE 30, 2000                        JUNE 30, 1999
                                                            -------------                        -------------
Revenues:
   Advisory fees                                             $  4,503,961                         $  4,032,947
   Commissions and other operating revenues                       598,595                              463,838
   Realized and unrealized gains from principal
             securities transactions                              341,848                            8,454,646
   Interest and dividend income, net                              219,443                              259,591
                                                             ------------                         ------------

         Total revenues                                         5,663,847                           13,211,022
                                                             ------------                         ------------

Costs and expenses:
   Employees' compensation                                      3,773,205                            3,026,638
   Clearing and execution costs                                   326,476                              175,023
   Selling expenses                                               181,717                               80,715
   General and administrative expenses                            675,675                              786,084
                                                             ------------                         ------------

     Total costs and expenses                                   4,957,073                            4,068,460
                                                             ------------                         ------------

     Income before provision for income taxes                     706,774                            9,142,562

Provision for income taxes                                        310,000                            3,957,000
                                                             ------------                         ------------

       Net income                                            $    396,774                         $  5,185,562
                                                             ============                         ============

Earnings per common share - basic                            $       0.04                         $       0.56
                                                             ============                         ============

Earnings per common share - diluted                          $       0.04                         $       0.56
                                                             ============                         ============


Net income, as presented above                               $    396,774                         $  5,185,562

Other comprehensive income (loss):
     Net unrealized losses from investments,
     net of deferred income tax benefit                        (3,392,529)                          (3,615,067)
                                                             ------------                         ------------

Comprehensive income (loss)                                  $ (2,995,755)                        $  1,570,495
                                                             ============                         ============




            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                            ----------------
                                                            JUNE 30, 2000                        JUNE 30, 1999
                                                            -------------                        -------------
Revenues:
   Advisory fees                                             $ 10,032,226                         $  7,856,297
   Commissions and other operating revenues                     1,139,803                              863,475
   Realized and unrealized gains from principal
             securities transactions                           11,619,178                           13,001,158
   Interest and dividend income, net                              430,719                              415,150
                                                             ------------                         ------------

         Total revenues                                        23,221,926                           22,136,080
                                                             ------------                         ------------

Costs and expenses:
   Employees' compensation                                      7,187,755                            5,861,298
   Clearing and execution costs                                   673,390                              312,340
   Selling expenses                                               344,831                              219,803
   General and administrative expenses                          1,491,548                            1,481,421
                                                             ------------                         ------------

     Total costs and expenses                                   9,697,524                            7,874,862
                                                             ------------                         ------------

     Income before provision for income taxes                  13,524,402                           14,261,218

Provision for income taxes                                      5,721,000                            6,179,000
                                                             ------------                         ------------

       Net income                                            $  7,803,402                         $  8,082,218
                                                             ============                         ============

Earnings per common share - basic                            $       0.86                         $       0.87
                                                             ============                         ============

Earnings per common share - diluted                          $       0.86                         $       0.87
                                                             ============                         ============


Net income, as presented above                               $  7,803,402                         $  8,082,218

Other comprehensive income (loss):
     Net unrealized losses from investments,
     net of deferred income tax benefit                        (7,996,185)                          (1,695,802)
                                                             ------------                         ------------

Comprehensive income (loss)                                  $   (192,783)                        $  6,386,416
                                                             ============                         ============






            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                   Accumulated other
                                                                     comprehensive
                                                                        income -
                                      Additional                      unrealized
                          Common       Paid-In        Retained       losses from          Unearned      Treasury
                           Stock       Capital        Earnings      investments, net    Compensation      Stock         Total
                          ------      ----------      --------     -----------------    ------------    --------        -----
Balance -
December 31, 1999         $90,751    $19,455,259    $75,976,793      $10,191,042        ($3,938,207)   $       -     $101,775,638

Purchases of treasury
stock                                                                                                  (103,227)         (103,227)

Amortization of unearned
compensation
                                                                                          1,125,204                     1,125,204

Net unrealized losses
from investments, net of
deferred tax income tax
benefit                                                               (7,996,185)                                      (7,996,185)


Net income                                            7,803,402                                                         7,803,402
                          -------    -----------    -----------      -----------        ------------   ---------     ------------

Balance -
June 30, 2000             $90,751    $19,455,259    $83,780,195       $2,194,857        ($2,813,003)  ($ 103,227)    $102,604,832
                          =======    ===========    ===========      ===========        ============  ==========     ============




            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                         2000                          1999
                                                                         ----                          ----
Cash flows from operating activities:
   Net income                                                     $    7,803,403                 $   8,082,218

Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                                         214,875                       112,187
   Amortization of unearned compensation                               1,125,204                     1,125,204
   Realized and unrealized gains from
       principal securities transactions, net                        (11,619,178)                  (13,001,158)

Increase (decrease) from changes in:
   Accounts receivable                                                  (400,570)                      262,084
   Other assets                                                         (125,033)                     (538,062)
   Accounts payable and other liabilities                                436,783                       (37,854)
   Accrued compensation payable                                       (2,879,236)                     (147,349)
   Income taxes payable                                               (3,019,550)                    4,213,933
   Separation costs payable                                                    -                      (350,000)
                                                                  --------------                 -------------

       Net cash used in operating activities                          (8,463,302)                     (278,797)
                                                                  --------------                 -------------

Cash flows from investing activities:
   Due from (to) brokers                                               3,056,152                       251,189
   Purchases of fixed assets                                            (355,952)                     (410,395)
   Purchases of investments                                         (132,789,628)                  (66,674,638)
   Proceeds from sales of investments                                135,472,512                    73,567,215
                                                                  --------------                 -------------

       Net cash provided by investing activities                       5,383,084                     6,733,371
                                                                  --------------                 -------------
Cash flows from financing activities:
     Purchases of treasury stock                                        (103,227)                   (2,541,740)
                                                                  --------------                 -------------

       Net cash used in financing activities                            (103,227)                   (2,541,740)
                                                                  --------------                 -------------

Net increase (decrease) in cash and cash equivalents                  (3,183,445)                    3,912,834
Cash and cash equivalents, beginning of period                         4,387,987                     3,993,963
                                                                  --------------                 -------------

Cash and cash equivalents, end of period                          $    1,204,542                 $   7,906,797
                                                                  ==============                 =============

Supplemental disclosure of cash flow information:

Cash paid during the period for:

       Interest                                                   $       69,045                 $      30,109
                                                                  ==============                 =============
       Income taxes                                               $    8,740,550                 $   1,965,607
                                                                  ==============                 =============




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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1999 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

Note 2:  Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, with the exception of investments held by Management. The Company has designated those investments held by the Holding Company, Capital and ASCC in equity and debt securities as "available for sale" and, accordingly, recorded these investments at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of income and comprehensive income (loss).

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

Capital  serves as a general  partner  for  three  Company-sponsored  investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying condensed consolidated financial statements at the Company's share of the net asset values as reported by the respective Partnerships with the unrealized gain or loss recorded in the consolidated statements of income and comprehensive income (loss).

Note 3: Non-Cash Compensation Charges ("NCCC") Under 1996 Long Term Incentive Plan ("LTIP")

In September, 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the LTIP. Such awards vest over four years. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually). Accordingly, NCCC of approximately $563,000 were charged to operations in both the second quarter of 2000 and 1999. NCCC of approximately $1.13 million was charged to operations in the first six months of 2000 and 1999, respectively.

Note 4:  Senior Vice President Accounts

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

Pursuant to this Agreement, compensation expense of $375,000 and $750,000 was recorded in the three and six months ended June 30, 2000 and 1999, respectively.

Note 5:  Compensation Expense

Under the Company's Management Incentive Plan ("MIP"), the President of the Company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of the investment partnership managed by the President, subject to a ceiling of 10% of the Company's total pretax income. Included in compensation expense related to this bonus were approximately $413,000 and $74,000 for the three months ended June 30, 2000 and 1999, respectively, and approximately $713,000 and $86,000 for the six months ended June 30, 2000 and 1999, respectively.

In addition, under the MIP, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pre-tax earnings of certain managed assets of the Company in excess of a base indexed return, as defined, subject to a ceiling of 10% of the Company's total pre-tax income. Included in compensation expense related to the MIP are accrued bonuses to the CEO totaling $200,000 for the three months ended June 30, 1999, and $100,000 and $200,000 for the six months ended June 30, 2000 and 1999, respectively.

Note 6:  Treasury Stock

In January and February 2000, the Company purchased 6,500 and 5,000 shares, respectively, of its common stock at an average market price of $8.98 per share.

Note 7:  Net Income Per Share

Basic earnings per share amounts were computed based on 9,063,627 and 9,274,159 weighted average common shares outstanding in the second quarters of 2000 and 1999, respectively, and 9,064,948 and 9,306,103 shares for the six months ended June 30, 2000 and 1999, respectively. For purposes of determining weighted average common shares outstanding, the Company considers all shares legally issued and outstanding in determining basic and diluted net income per share.

Diluted earnings per share amounts were computed based on 9,076,952 and 9,282,673 weighted average common shares outstanding in the second quarters of 2000 and 1999, respectively, and 9,075,704 and 9,314,322 shares for the six months ended June 30, 2000 and 1999, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

See Exhibit 11 for further details on the computation of earnings per common share.

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

   I.    General

         Assets totaled $119.6 million at June 30, 2000, compared with $123.6 million at December 31, 1999, and book value per common share totaled $11.32 at June 30, 2000, compared with $11.21 at December 31, 1999.

         Cash and cash equivalents totaled $1.2 million at June 30, 2000, compared with $4.4 million at December 31, 1999. Investments (at market) totaled $86.7 million at June 30, 2000, compared with $93.6 million at the end of 1999. Unrealized gains on investments, net of deferred taxes, totaled $2.2 million at June 30, 2000, compared with $10.2 million at December 31, 1999.

         Assets under management at June 30, 2000 totaled $2.58 billion, 9% more than a year ago, and approximately 4% less than year-end 1999. The strong positive performance results of $261 million more than offset net client withdrawals of $45 million for the twelve months ended June 30, 2000.

         Net income totaled $397,000 ($.04 per common share diluted) for the three months ended June 30, 2000, compared with $5.2 million ($.56 per common share diluted) for the same period in 1999.

         Net income totaled $7.8 million ($.86 per common share diluted) for the six months ended June 30, 2000, compared with $8.1 million ($.87 per common share diluted) for the same period in 1999.

   II.   Assets Under Management

         Assets under management totaled $2.58 billion at June 30, 2000, $2.69 billion at December 31, 1999, and $2.36 billion on June 30, 1999. Average assets under management increased 7% to $2.58 billion in the second quarter of 2000, compared with $2.43 billion in the comparable period a year ago. Average managed assets increased 6% to $2.60 billion in the first six months of 2000, compared with $2.46 billion in the comparable period a year ago. Average managed assets for the second quarter of 2000 decreased 2% compared with the first quarter of 2000.

         During the second quarter of 2000, new accounts totaled $53 million, net withdrawals out of client accounts totaled $53 million, and negative performance of $111 million reduced managed assets.

         During the first six months of 2000, new accounts totaled $116 million, net withdrawals out of clients accounts totaled $102 million, and negative performance of $122 million reduced managed assets.

         In the twelve months ended June 30, 2000, new accounts totaled $154 million, net withdrawals out of client accounts totaled $199 million, and performance added $261 million to managed assets.

III.     Results of Operations

         Quarterly Comparison

         Total revenues for the second quarter of 2000 decreased 57% to $5.7 million, from $13.2 million in the second quarter of 1999. However, revenue from advisory fees and commissions ("operating revenue") increased 13% to $5.1 million in 2000, as compared with $4.5 million in 1999.

         Expenses for the second quarter of 2000 increased 22% to $5.0 million, from $4.1 million in the second quarter of 1999. The increase is primarily due to an increase in accrued bonus compensation, including bonuses related to the Company's Management Incentive Plan ("MIP Expense" --see Note 6). Non-cash compensation charges of $563,000 ("NCCC" --see Note 3) and payments of $375,000 to a senior officer under a revised facilities agreement involving certain managed accounts ("SVP Payments" --see Note 4) are also included in both the second quarter of 2000 and 1999, respectively.

         After eliminating the accrued MIP bonus, NCCC and the SVP Payments, pre-tax income from operations was $1.7 million and $1.6 million for the second quarter of 2000 and 1999, respectively.

         Total revenues from principal securities transactions and net interest and dividend income was $561,000 for the second quarter of 2000, which is a 94% decrease from the $8.7 million recorded in the second quarter of 1999. The net realized gains and unrealized losses from principal securities transactions were $1.6 million and $(1.1) million, respectively, for the second quarter of 2000, as compared to net realized gains and unrealized gains of $6.1 million and $2.4 million, respectively, for the second quarter of 1999.

         The following table depicts variances in significant income statement items for the three months ended June 30, 2000 compared with the same period in 1999. Explanations of the variances follow the table.


                                                                   (000's)
                                                            3 Months Ended March 31,
                                                            ------------------------                       Percentage
                                                           2000                1999                          Change
                                                           ----                ----                          ------
         A. Advisory fees                                 $4,504              $4,033                            12%
         B. Realized and unrealized gains from
            principal securities transactions                342               8,455                          (96)%
         C. Employees' compensation                        3,773               3,027                            25%
         D. Non-compensation expenses                      1,184               1,042                            14%
         E. Income taxes                                     310               3,957                          (92)%



o The 12% increase in advisory fees is due to the 7% increase in average assets under management previously discussed, and an increase in fees earned from a Company sponsored investment partnership of approximately $470,000 in the second quarter of 2000, compared with $320,000 in the second quarter of 1999.

o Realized and unrealized gains from principal securities transactions decreased 96% from the 1999 comparable period due to a decreases in net realized and unrealized gains on investments, as previously discussed.

o The increase of 25% in employees' compensation is the result of an increase in accrued bonuses (including accrued bonuses accrued under the Company's
     MIP) of $1,249,000 in the 2000 quarter, compared with $567,000 in the comparable 1999 period. In addition, the increase in employees' compensation is the result of an increase in accrued payouts to sales persons arising from an increase in operating revenues. Excluding these accrued bonuses and sales payouts, compensation expense increased 3% in the second quarter of 2000 compared with the second quarter of 1999.

o Non-compensation expenses increased 14% for the three months ended June 30, 2000 as compared to the 1999 quarter. The increase was primarily related to certain professional service charges and an increase in clearing and execution costs from increased commission revenues.

o Income taxes in 2000 decreased 92% due to a comparable decrease in pre-tax income.

         Six Month Comparison

         Total revenues for the first six months of 2000 increased 5% to $23.2 million, from $22.1 million in the first six months of 1999. Operating revenue increased 28% to $11.2 million in 2000, as compared with $8.7 million in the comparable 1999 period.

         Expenses for the first six months of 2000 increased 23% to $9.7 million, from $7.9 million in the first six months of 1999. The increase is primarily due to accrued bonus compensation, including bonuses related to the Company's MIP. NCCC of $1.13 million and SVP Payments of $750,000 are also included in both the first six months of 2000 and 1999, respectively.

         After eliminating the accrued MIP bonus, NCCC and the SVP Payments, pre-tax income from operations was $4.4 million and $3.0 million for the first six months of 2000 and 1999, respectively.

         Total revenues from principal securities transactions and net interest and dividend income was $12.0 million for the first six months of 2000, which is a 10% decrease from the $13.4 million recorded in the first six months of 1999. The net realized and unrealized gains from principal securities transactions were $9.7 million and $1.9 million, respectively, for the first six months of 2000 as compared to realized and unrealized gains of $7.9 million and $5.1 million, respectively, for the first six months of 1999.

The following table depicts variances in significant income statement items for the six months ended June 30, 2000 compared with the same period in 1999. Explanations of the variances follow the table.



                                                                     (000's)
                                                           Six Months Ended June 30,
                                                           -------------------------                       Percentage
                                                           2000                1999                          Change
                                                           ----                ----                          ------

         A. Advisory fees                                $10,032             $ 7,856                            28%
         B. Realized and unrealized gains from
                  principal securities transactions       11,619              13,001                          (11)%
         C. Employees' compensation                        7,188               5,861                            23%
         D. Non-compensation expenses                      2,510               2,014                            25%
         E. Income taxes                                   5,721               6,179                           (7)%



o The 28% increase in advisory fees is due to the 6% increase in average assets under management previously discussed, and an increase in fees earned from a Company sponsored investment partnership of approximately $1.7 million in 2000, compared with $472,000 in 1999.

o Realized and unrealized gains from principal securities transactions decreased 11% from the 1999 comparable period due to increases in net realized and unrealized gains on investments, as previously discussed.

o The increase in employees' compensation is the result of an increase in accrued bonuses (including accrued bonuses related to the Company's MIP) of $2.1 million in the first six months of 2000, compared with $878,000 in the comparable 1999 period. In addition, the increase in employees' compensation is the result of an increase in accrued payouts to sales persons arising from an increase in operating revenues. Excluding these accrued bonuses and sales payouts, compensation expense increased 3% in the first six months of 2000 compared with the first six months of 1999.

o Non-compensation expenses increased 25% for the six months ended June 30, 2000 as compared to the 1999 comparable period. The increase was primarily related to certain professional service charges and an increase in clearing and execution costs from increased commission revenues.

o Income taxes in 2000 decreased 7% due to a comparable decrease in pre-tax income.

IV.      Liquidity and Capital Resources

         Investments in marketable securities, net, aggregated $85.4 million at June 30, 2000, compared with $93.6 million at the end of 1999. Shareholders' equity totaled $102.6 million at June 30, 2000, compared with $101.8 million at the end of 1999, primarily from net income of $7.8 million recorded in the first six months of 2000 and unrealized losses (net of deferred taxes) of $8.0 million in the investment portfolio. The Company had a net unrealized gain of $2.2 million in shareholders' equity at June 30, 2000, compared with $10.2 million at December 31, 1999.

         At June 30, 2000, the Company's net investment portfolio at market totaled $106.7 million (cost basis $85.7 million), compared with $115.5 million (cost $83.6 million) at the end of 1999, comprised of cash and cash equivalents, corporate and convertible debt, large-cap equity securities, and investments in limited partnerships and the Atalanta/Sosnoff Mutual Funds. At June 30, 2000, the Company was invested primarily in 22 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts. No single security position represented 5% or more of the Company's investment portfolio as of June 30, 2000.

         If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $11 million; if the market were to decline by 20%, the Company might experience unrealized losses of $22 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are primarily large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

         At June 30, 2000 the Company had cash and cash equivalents of $1.2 million, compared with $4.4 million at the end of 1999. Operating activities generated net cash outflows of $8.5 million in the six months ended June 30, 2000, compared with $279,000 of outflows in the same period in 1999, reflecting the changing levels of operating income and net income over those periods. Net cash provided by investing activities totaled $5.4 million in the first six months of 2000, compared with $6.7 million in the comparable 1999 period. The decrease in 2000 was primarily the result of net proceeds from sales of investments. Net cash outflows from financing activities was $103,000 in the first half of 2000 compared to $2.5 million of cash outflows in the comparable 1999 period.

         In January and February 2000, the Company purchased 6,500 and 5,000 shares, respectively, of its common stock at an average market price of $8.98 per share. On August 2, 2000, the Company purchased 19,000 shares of its common stock at a market price of $10.00 per share.

         At June 30, 2000, there were no liabilities for borrowed money.


                                      o o o


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

                           None.

                  Item 3.  Default upon Senior Securities

                           None.

                  Item 4.  Submission of Matters to a Vote of Security

                           None

                  Item 5.  Other Information.

                           In July 2000, Mr. William J. Landberg resigned as director of the Corporation and his employment as an officer and employee of its Operating Subsidiary ended.

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


                                            Atalanta/Sosnoff Capital Corporation






         Date:    August 10, 2000            /s/  Martin T. Sosnoff
                                             -----------------------------------
                                             Martin T. Sosnoff
                                             Chairman of the Board and
                                             Chief Executive Officer




         Date:    August 10, 2000            /s/  Anthony G. Miller
                                             -----------------------------------
                                             Anthony G. Miller
                                             Executive Vice President,
                                             Chief Operating Officer and
                                             Chief Financial Officer

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
         28        None


         Reports on Form 8-K: None

                                                                      EXHIBIT 11

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                              JUNE 30,                                 JUNE 30,
                                                        ------------------                        ----------------

                                                      2000               1999                  2000                1999
PRIMARY:
     Earnings:
     Net income                                     $  396,774          $5,185,562            $7,803,402         $8,082,218
                                                    ==========          ==========            ==========         ==========


Weighted average common shares
  outstanding                                        9,063,627           9,274,159             9,064,948          9,306,103

Add - common stock equivalents
  from in the money options                             13,325               8,514                10,756              8,219
Dilutive weighted average common
 shares outstanding                                  9,076,952          $9,282,673             9,075,704          9,314,322
                                                    ==========          ==========            ==========         ==========


Earnings per common share - basic                   $     0.04          $     0.56            $     0.86         $     0.87
                                                    ==========          ==========            ==========         ==========

Earnings per common share - diluted                 $     0.04          $     0.56            $     0.86         $     0.87
                                                    ==========          ==========            ==========         ==========


Antidilutive options                                       -0-             200,000               150,000                -0-
                                                    ==========          ==========            ==========         ==========

Average closing price of the
 Company's common stock (ATL)                       $     9.63          $     8.73            $     9.32         $     8.61
                                                    ==========          ==========            ==========         ==========



            See Notes to Condensed Consolidated Financial Statements