Form 10-Q
period 2000-09-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2000-11-13
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
September 30, 2000                                Commission File Number: 1-9137

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

Yes  X    No

As of November 10, 2000 there were 9,005,227 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                          PAGE NO.
                                                                        --------

         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - September 30, 2000
                  and December 31, 1999                                        3

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income (Loss)-
                  Three Months Ended September 30, 2000 and 1999               4

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income (Loss)-
                  Nine Months Ended September 30, 2000 and 1999                5

                  Condensed Consolidated Statements
                  of Changes in Shareholders' Equity -
                  Nine Months Ended September 30, 2000                         6

                  Condensed Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 30, 2000 and 1999                                  7

                  Notes to Condensed Consolidated                           8-10
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements           11

         Item 2 - Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                              12-16

Part II - Other Information

         Items 1-6                                                            17

Signatures                                                                    18

Exhibit 11 - Computation of Earnings Per Share                                19

Exhibit 27 - Financial Data Schedule                                          20

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   (UNAUDITED)
ASSETS                                                         SEPTEMBER 30, 2000              DECEMBER 31, 1999
------                                                         ------------------              -----------------
Assets:
   Cash and cash equivalents                                     $    903,897                     $  4,387,987
   Accounts receivable                                              7,470,922                        4,314,257
   Due from broker                                                  7,909,428                                -
   Investments, at market                                          90,422,046                       93,637,682
   Investments in limited partnerships                             24,282,363                       17,447,746
   Fixed assets, net                                                1,637,236                        1,429,569
   Exchange memberships, at cost                                      402,000                          402,000
   Other assets                                                     3,050,137                        2,004,225
                                                                 ------------                     ------------

     Total assets                                                $136,078,029                     $123,623,466
                                                                 ============                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities                      $    1,661,142                   $      988,348
   Accrued compensation payable                                     3,870,919                        4,812,781
   Due to broker                                                    1,066,380                                -
   Securities sold, not yet purchased                               5,204,591                                -
   Income taxes payable                                            13,183,213                       16,046,699
                                                                 ------------                     ------------

     Total liabilities                                             24,986,245                       21,847,828
                                                                 ------------                     ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                            -                                 -
   Common stock, $.01 par value; 30,000,000
       shares authorized, 9,005,227 and 9,075,127
       shares issued and outstanding, respectively                     90,052                           90,751
   Additional paid-in capital                                      19,360,958                       19,455,259
   Retained earnings                                               90,281,548                       75,976,793
   Accumulated other comprehensive income -
       unrealized gains from investments,
       net of deferred tax liabilities                              4,295,889                       10,191,042
   Unearned compensation                                           (2,250,401)                      (3,938,207)
   Treasury stock, at cost, 69,900 shares                            (686,262)                               -
                                                                 ------------                     ------------

     Total shareholders' equity                                   111,091,784                      101,775,638
                                                                 ------------                     ------------

     Total liabilities and shareholders' equity                  $136,078,029                     $123,623,466
                                                                 ============                     ============

Book value per common share                                      $      12.34                     $      11.21
                                                                 ============                     ============




            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                           SEPTEMBER 30, 2000                  SEPTEMBER 30, 1999
                                                           ------------------                  ------------------
Revenues:
   Advisory fees                                               $6,098,779                           $3,744,958
   Commissions and other operating revenues                       425,464                              451,740
   Realized and unrealized gains from principal
         securities transactions, net                          10,638,183                            2,344,099
   Interest and dividend income, net                              229,551                              187,138
                                                               ----------                           ----------

         Total revenues                                        17,391,977                            6,727,935
                                                               ----------                           ----------

Costs and expenses:
   Employees' compensation                                      5,042,078                            3,196,743
   Clearing and execution costs                                   226,466                              192,685
   Selling expenses                                               114,235                               65,507
   General and administrative expenses                            759,847                              826,108
                                                               ----------                           ----------

         Total costs and expenses                               6,142,626                            4,281,043
                                                               ----------                           ----------

         Income before provision for income taxes              11,249,351                            2,446,892

Provision for income taxes                                      4,748,000                            1,064,000
                                                               ----------                           ----------

         Net income                                            $6,501,351                           $1,382,892
                                                               ==========                           ==========

Earnings per common share - basic                              $     0.72                           $     0.15
                                                               ==========                           ==========

Earnings per common share - diluted                            $     0.72                           $     0.15
                                                               ==========                           ==========


Net income, as presented above                                 $6,501,351                           $1,382,892

Other comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (benefit)                       2,101,032                          (2,189,475)
                                                               ----------                           ----------

Comprehensive income (loss)                                    $8,602,383                           $(806,583)
                                                               ==========                           ==========


            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                          SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                                          ------------------                   ------------------
Revenues:
   Advisory fees                                              $16,131,005                          $11,601,255
   Commissions and other operating revenues                     1,565,267                            1,315,215
   Realized and unrealized gains from principal
         securities transactions, net                          22,257,361                           15,345,257
   Interest and dividend income, net                              660,271                              602,288
                                                              -----------                          -----------

         Total revenues                                        40,613,904                           28,864,015
                                                               ----------                          -----------

Costs and expenses:
   Employees' compensation                                     12,231,632                            9,058,044
   Clearing and execution costs                                   899,856                              505,024
   Selling expenses                                               459,066                              285,310
   General and administrative expenses                          2,249,595                            2,307,528
                                                              -----------                          -----------

         Total costs and expenses                              15,840,149                           12,155,906
                                                              -----------                          -----------

         Income before provision for income taxes              24,773,755                           16,708,109

Provision for income taxes                                     10,469,000                            7,243,000
                                                              -----------                          -----------

         Net income                                           $14,304,755                          $ 9,465,109
                                                              ===========                          ===========

Earnings per common share - basic                             $      1.58                          $      1.03
                                                              ===========                          ===========

Earnings per common share - diluted                           $      1.58                          $      1.03
                                                              ===========                          ===========


Net income, as presented above                                $14,304,755                          $ 9,465,109

Other comprehensive income (loss):
     Net unrealized gains (losses) from investments,
       net of deferred income tax (benefit)                    (5,895,153)                          (3,885,272)
                                                              -----------                         ------------

Comprehensive income (loss)                                   $ 8,409,602                          $ 5,579,837
                                                              ===========                          ===========


            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                      Accumulated other
                                                                       comprehensive
                                                                          income -
                                          Additional                     unrealized
                                Common      Paid-In      Retained       losses from       Unearned       Treasury
                                 Stock      Capital      Earnings     investments, net  Compensation      Stock        Total
                                 -----      -------      --------     ----------------  ------------      -----        -----
                                                                      C>
Balance -
December 31, 1999                $90,751  $19,455,259   $75,976,793       $10,191,042   ($3,938,207)    $      -   $101,775,638

Purchases of treasury stock         (699)         699                                                   (686,262)      (686,262)

Amortization of unearned
  compensation                                (95,000)                                    1,687,806                   1,592,806

Net unrealized losses from
  investments, net of
  deferred income tax benefit                                              (5,895,153)                               (5,895,153)

Net income                                               14,304,755                                                  14,304,755
                                 -------  -----------   -----------       -----------   -----------    ---------   ------------
Balance -
September 30, 2000               $90,052  $19,360,958   $90,281,548       $ 4,295,889   ($2,250,401)   ($686,262)  $111,091,784
                                 =======  ===========   ===========       ===========   ===========    =========   ============


            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        2000                         1999
                                                                   -------------                 ------------
Cash flows from operating activities:
   Net income                                                      $  14,304,755                 $  9,465,109

Adjustments to reconcile net income to
   net cash used in operating activities:
   Depreciation and amortization                                         327,397                      186,986
   Amortization of unearned compensation                               1,687,806                    1,687,806
   Realized and unrealized gains from
       principal securities transactions, net                        (22,257,361)                 (15,345,257)

Increase (decrease) from changes in:
   Accounts receivable                                                (3,156,665)                     325,848
   Other assets                                                       (1,045,912)                    (989,143)
   Accounts payable and other liabilities                                672,794                      201,284
   Accrued compensation payable                                         (941,862)                     405,306
   Income taxes payable                                                  971,378                    3,369,954
   Separation costs payable                                                    -                     (525,000)
                                                                   -------------                 ------------

       Net cash used in operating activities                          (9,437,670)                  (1,217,107)
                                                                   -------------                 ------------

Cash flows from investing activities:
   Due from (to) brokers                                              (6,843,048)                  (1,445,478)
   Purchases of fixed assets                                            (535,065)                    (753,457)
   Purchases of investments                                         (191,219,588)                (101,780,529)
   Proceeds from sales of investments                                205,237,543                  105,945,110
                                                                   -------------                 ------------

       Net cash provided by investing activities                       6,639,842                    1,965,646
                                                                   -------------                 ------------

Cash flows from financing activities:
     Purchases of treasury stock                                        (686,262)                  (2,541,740)
                                                                   -------------                 ------------

     Net cash used in financing activities                              (686,262)                  (2,541,740)
                                                                   -------------                 ------------

Net increase (decrease) in cash and cash equivalents                  (3,484,090)                  (1,793,201)
Cash and cash equivalents, beginning of period                         4,387,987                    3,993,963
                                                                   -------------                 ------------

Cash and cash equivalents, end of period                           $     903,897                 $  2,200,762
                                                                   =============                 ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                                    $     124,880                 $     52,140
                                                                   =============                 ============
       Income taxes                                                $   9,497,425                 $  3,502,630
                                                                   =============                 ============


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 1999 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

Note 2: Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, with the exception of investments held by Management. The Company has designated certain investments held by the Holding Company, Capital and ASCC in equity and debt securities as "available for sale" and, accordingly, recorded these investments at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. Investments held by Management and certain investments held by ASCC are designated as "trading securities" and, accordingly, are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of income and comprehensive income (loss).

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

Note 3: Non-Cash Compensation Charges ("NCCC") Under 1996 Long Term Incentive Plan ("LTIP")

In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the LTIP. Such awards vest over four years. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually). Accordingly, NCCC of approximately $563,000 were charged to operations in both the third quarter of 2000 and 1999. NCCC of approximately $1.69 million was charged to operations in the first nine months of 2000 and 1999, respectively.

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

Pursuant to this Agreement, compensation expense of $375,000 and $1.125 million was recorded in the three and nine months ended September 30, 2000 and 1999, respectively.

Note 5: Compensation Expense

Under the Company's Management Incentive Plan ("MIP"), the President of the Company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of the investment partnership managed by the President, subject to a ceiling of 10% of the Company's total pre-tax income. Included in compensation expense related to this bonus was approximately $1,098,000 and $21,000 for the three months ended September 30, 2000 and 1999, respectively, and approximately $2,054,000 and $108,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition, under the MIP, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pre-tax earnings of certain managed assets of the Company in excess of a base indexed return, as defined, subject to a ceiling of 10% of the Company's total pre-tax income. Included in compensation expense related to the MIP are accrued bonuses to the CEO totaling $650,000 and $550,000 for the three months ended September 30, 2000 and 1999, respectively, and $750,000 for both the nine months ended September 30, 2000 and 1999, respectively.

Note 6: Treasury Stock

In January and February 2000, the Company purchased 6,500 and 5,000 shares, respectively, of its common stock at an average market price of $8.98 per share.

In August and September 2000, the Company purchased 19,000 and 39,400 shares, respectively, of its common stock at an average market price of $9.98 per share.

Note 7: Net Income Per Share

Basic earnings per share amounts were computed based on 9,048,153 and 9,084,227 weighted average common shares outstanding in the third quarters of 2000 and 1999, respectively, and 9,059,350 and 9,231,331 shares for the nine months ended September 30, 2000 and 1999, respectively. For purposes of determining weighted average common shares outstanding, the Company considers all shares legally issued and outstanding in determining basic and diluted net income per share.

Diluted earnings per share amounts were computed based on 9,065,145 and 9,093,906 weighted average common shares outstanding in the third quarters of 2000 and 1999, respectively, and 9,072,468 and 9,239,824 shares for the nine months ended September 30, 2000 and 1999, respectively. The shares outstanding have been adjusted to reflect the impact of in the money options, using the Treasury Stock method.

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

   I.    General

         Assets totaled $136.1 million at September 30, 2000, compared with $123.6 million at December 31, 1999, and book value per common share totaled $12.34 at September 30, 2000, compared with $11.21 at December 31, 1999.

         Cash and cash equivalents totaled approximately $904,000 at September 30, 2000, compared with $4.4 million at December 31, 1999. Net investments (at market) totaled $85.2 million at September 30, 2000, compared with $93.6 million at the end of 1999. Unrealized gains on investments, net of deferred taxes, totaled $4.3 million at September 30, 2000, compared with $10.2 million at December 31, 1999.

         Assets under management at September 30, 2000 totaled $2.71 billion, 22% more than a year ago and 1% more than year-end 1999. Strong positive performance results of $495 million combined with net client contributions of $3 million over the twelve months ended September 30, 2000 accounted for the increase.

         Net income totaled $6.5 million ($.72 per common share diluted) for the three months ended September 30, 2000, compared with $1.4 million ($.15 per common share diluted) for the same period in 1999.

         Net income totaled $14.3 million ($1.58 per common share diluted) for the nine months ended September 30, 2000, compared with $9.5 million ($1.03 per common share diluted) for the same period in 1999.

   II.   Assets Under Management

         Assets under management totaled $2.71 billion at September 30, 2000, compared with $2.69 billion at December 31, 1999, and $2.22 billion on September 30, 1999. Average assets under management increased 17% to $2.67 billion in the third quarter of 2000, compared with $2.28 billion in the comparable period a year ago. Average managed assets increased 10% to $2.63 billion in the first nine months of 2000, compared with $2.39 billion in the comparable period a year ago. Average managed assets for the third quarter of 2000 increased 3% compared with the second quarter of 2000.

         During the third quarter of 2000, new accounts totaled $51 million, net withdrawals out of client accounts totaled $49 million, and positive performance of $134 million increased managed assets.

         During the first nine months of 2000, new accounts totaled $167 million, net withdrawals out of clients accounts totaled $150 million, and positive performance of $11 million increased managed assets.

         In the twelve months ended September 30, 2000, new accounts totaled $190 million, net withdrawals out of client accounts totaled $187 million, and positive performance of $495 million increased managed assets.

   III.  Results of Operations

         Quarterly Comparison

         Total revenues for the third quarter of 2000 increased 159% to $17.4 million, from $6.7 million in the third quarter of 1999. Revenue from advisory fees and commissions ("operating revenue") increased 55% to $6.5 million in 2000, as compared with $4.2 million in 1999.

         Expenses for the third quarter of 2000 increased 43% to $6.1 million, from $4.3 million in the third quarter of 1999. The increase is primarily due to an increase in accrued bonus compensation, including bonuses related to the Company's Management Incentive Plan ("MIP Expense" - see Note 6). Non-cash compensation charges of $563,000 ("NCCC" - see Note 3) and payments of $375,000 to a senior officer under a revised facilities agreement involving certain managed accounts ("SVP Payments" - see Note 4) are also included in both the third quarter of 2000 and 1999, respectively.

         Excluding the accrued MIP bonus, NCCC and the SVP Payments, pre-tax income from operations was $3.1 million and $1.4 million for the third quarter of 2000 and 1999, respectively.

         Total revenues from principal securities transactions and net interest and dividend income was $10.9 million for the third quarter of 2000, which is a 329% increase from the $2.5 million recorded in the third quarter of 1999. The net realized and unrealized gains from principal securities transactions were $6.2 million and $4.4 million, respectively, for the third quarter of 2000, as compared to net realized gains and unrealized losses of $2.3 million and $7,000 respectively, for the third quarter of 1999.

         The following table depicts variances in significant income statement items for the three months ended September 30, 2000 compared with the same period in 1999. Explanations of the variances follow the table.

                                                                      (000's)
                                                          3 Months Ended September 30,
                                                          ----------------------------        Percentage
                                                           2000                 1999            Change
                                                          -------              -------          ------
         A. Advisory fees                                 $6,099               $3,745             63%
         B. Realized and unrealized gains from
                  principal securities transactions       10,638                2,344            354%
         C. Employees' compensation                        5,042                3,197             58%
         D. Non-compensation expenses                      1,101                1,084              2%
         E. Income taxes                                   4,748                1,064            346%

o The 63% increase in advisory fees is due to the 17% increase in average assets under management previously discussed, and an increase in management and incentive fees earned from a Company sponsored investment partnership of approximately $2.1 million in the third quarter of 2000, compared with a loss of ($16,000) in the third quarter of 1999.

o Realized and unrealized gains from principal securities transactions increased 354% from the 1999 comparable period due to a increases in net realized and unrealized gains on investments, as previously discussed.

o The increase of 58% in employees' compensation is the result of an increase in accrued bonuses (including accrued bonuses accrued under the Company's
   MIP) of $2,048,000 in the 2000 quarter, compared with $660,000 in the comparable 1999 period. In addition, the increase in employees' compensation is the result of an increase in accrued payouts to salespersons arising from an increase in operating revenues and managed assets. Excluding these accrued bonuses and sales payouts, compensation expense increased 9% in the third quarter of 2000 compared with the third quarter of 1999.

o Non-compensation expenses increased 2% for the three months ended September 30, 2000 as compared to the 1999 quarter. The increase was primarily related to an increase in clearing and execution costs from increased commission revenues and an increase in selling expenses related to an increased effort to raise assets in 2000.

o Income taxes in 2000 increased 346% due to a comparable increase in pre-tax income.

         Nine Month Comparison

         Total revenues for the first nine months of 2000 increased 41% to $40.6 million, from $28.9 million in the first nine months of 1999. Operating revenue increased 37% to $17.7 million in 2000, as compared with $12.9 million in the comparable 1999 period.

         Expenses for the first nine months of 2000 increased 30% to $15.8 million, from $12.2 million in the first nine months of 1999. The increase is primarily due to accrued bonus compensation, including bonuses related to the Company's MIP. NCCC of $1.69 million and SVP Payments of $1.125 million are also included in both the first nine months of 2000 and 1999, respectively.

         Excluding the accrued MIP bonus, NCCC and the SVP Payments, pre-tax income from operations was $7.4 million and $4.4 million for the first nine months of 2000 and 1999, respectively.

         Total revenues from principal securities transactions and net interest and dividend income was $22.9 million for the first nine months of 2000, which is a 44% increase from the $15.9 million recorded in the first nine months of 1999. The net realized and unrealized gains from principal securities transactions were $15.9 million and $6.4 million, respectively, for the first nine months of 2000 as compared to realized and unrealized gains of $10.2 million and $5.1 million, respectively, for the first nine months of 1999.

The following table depicts variances in significant income statement items for the nine months ended September 30, 2000 compared with the same period in 1999. Explanations of the variances follow the table.

                                                                    (000's)
                                                        Nine Months Ended September 30,
                                                        -------------------------------       Percentage
                                                           2000                1999            Change
                                                          ------              ------          ----------
         A. Advisory fees                                $16,131             $11,601              39%
         B. Realized and unrealized gains from
                  principal securities transactions       22,257              15,345              45%
         C. Employees' compensation                       12,232               9,058              35%
         D. Non-compensation expenses                      3,608               3,098              16%
         E. Income taxes                                  10,469               7,243              45%

o The 39% increase in advisory fees is due to the 10% increase in average assets under management previously discussed, and an increase in management and incentive fees earned from a Company sponsored investment partnership of approximately $3.8 million in 2000, compared with $456,000 in 1999.

o Realized and unrealized gains from principal securities transactions increased 45% from the 1999 comparable period due to increases in net realized and unrealized gains on investments, as previously discussed.

o The increase in employees' compensation is the result of an increase in accrued bonuses (including accrued bonuses related to the Company's MIP) of $3.5 million in the first nine months of 2000, compared with $1.2 million in the comparable 1999 period. In addition, the increase in employees' compensation is the result of an increase in accrued payouts to sales persons arising from an increase in operating revenues and managed assets. Excluding these accrued bonuses and sales payouts, compensation expense increased 6% in the first nine months of 2000 compared with the first nine months of 1999.

o Non-compensation expenses increased 16% for the nine months ended September 30, 2000 as compared to the 1999 comparable period. The increase was primarily related to an increase in clearing and execution costs from increased commission revenues, and an increase in selling expenses related to an increased effort to raise assets in 2000.

o Income taxes in 2000 increased 45% due to a comparable increase in pre-tax income.

IV.      Liquidity and Capital Resources

         Investments in marketable securities, net, aggregated $85.2 million at September 30, 2000, compared with $93.6 million at the end of 1999. Shareholders' equity totaled $111.1 million at September 30, 2000, compared with $101.8 million at the end of 1999, primarily from net income of $14.3 million recorded in the first nine months of 2000 and unrealized losses (net of deferred taxes) of $5.9 million in the investment portfolio. The Company had a net unrealized gain of $4.3 million in shareholders' equity at September 30, 2000, compared with $10.2 million at December 31, 1999.

         At September 30, 2000, the Company's net investment portfolio at market totaled $110.4 million (cost basis $82.0 million), compared with $115.5 million (cost $83.6 million) at the end of 1999, comprised of cash and cash equivalents, corporate and convertible debt, large-cap equity securities, and investments in limited partnerships and the Atalanta/Sosnoff Mutual Funds. At September 30, 2000, the Company was invested primarily in 19 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts. No single security position represented 5% or more of the Company's investment portfolio as of September 30, 2000.

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

         At September 30, 2000 the Company had cash and cash equivalents of $904,000, compared with $4.4 million at the end of 1999. Operating activities generated net cash outflows of $9.4 million in the nine months ended September 30, 2000, compared with $1.2 million of outflows in the same period in 1999, reflecting the changing levels of operating assets and liabilities and net income over those periods. Net cash provided by investing activities totaled $6.6 million in the first nine months of 2000, compared with $2.0 million in the comparable 1999 period. The increase in 2000 was primarily the result of net proceeds from sales of investments. Net cash outflows from financing activities was $686,000 in the first nine months of 2000 compared to $2.5 million of cash outflows in the comparable 1999 period.

         In January and February 2000, the Company purchased 6,500 and 5,000 shares of its common stock, respectively, at an average market price of $8.98 per share. In August and September, 2000, the Company purchased 19,000 and 39,400 shares of its common stock, respectively, at an average market price of $9.98 per share.

         At September 30, 2000, there were no liabilities for borrowed money.


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

                           None.

                  Item 3.  Default upon Senior Securities

                           None.

                  Item 4.  Submission of Matters to a Vote of Security

                           None.

                  Item 5.  Other Information.

                           None.

                  Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit
                  Number   Description                                      Page
                  ------   -----------                                      ----
                   2       None.
                   4       None.
                  11       Computation of Earnings per Share.                19
                  15       None.
                  18       None.
                  19       None.
                  20       None.
                  23       None.
                  24       None.
                  25       None.
                  27       Financial Data Schedule                           20
                  28       None.

                  Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Atalanta/Sosnoff Capital Corporation


    Date: November 10, 2000    /s/  Martin T. Sosnoff
                               -------------------------------------------------
                               Martin T. Sosnoff
                               Chairman of the Board and Chief Executive Officer




    Date: November 10, 2000    /s/ Anthony G. Miller
                               -------------------------------------------------
                               Executive Vice President, Chief Operating Officer
                               and Chief Financial Officer