Form 10-K405
period 2000-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2001-03-22
CIK 792449

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 2000
                              -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to
                               -----------------    --------------------

Commission File Number 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    13-3339071
------------------------------            -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

101 Park Avenue, New York, New York                         10178
-----------------------------------------                 ---------
(Address of principal executive officers)                 (zip code)

(Registrant's telephone number, including area code)    (212) 867-5000
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

                       NONE                         (Title of Class)
                  ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                   NO
            -----------               --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares of common stock *
outstanding at March 19, 2001:  9,005,227

* (voting; only class outstanding)


Aggregate market value of voting and
non-voting common equity held by non-
affiliates, as of March 19, 2001:  $13,025,999


Documents incorporated by reference: Proxy Statement for the 2001 Annual Meeting of Stockholders (incorporated in part in Form 10-K, Part III)

Exhibit Index is located on page 29.

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

Client Relationships

    General. Investment management clients include corporate and public retirement plans, endowments, charitable and religious organizations, and individuals in both taxable and tax-exempt accounts. The Company manages accounts of its clients under investment advisory agreements. These agreements are generally terminable upon short notice and provide for compensation based on the market value of the client assets under management. Generally, annual institutional account fees start at 1% of assets under management, and, for larger accounts, may include performance fees or reductions in fees on incremental assets to as low as 0.2%. Individual and smaller institutional account fees are generally 1% of assets under management. Some institutional account clients have consented to the use of Management as broker for certain portfolio transactions. Many of the Company's individual and smaller institutional account clients use Management as broker.

    The largest single client generated approximately 4.2% of the Company's operating revenues for the year ended December 31, 2000. The Company's ten largest clients, as of December 31, 2000, accounted for approximately 20.0% of total operating revenues for the year then ended.

    Assets under management increased 1% in 2000, from $2.69 billion at December 31, 1999 to $2.71 billion at December 31, 2000. This net increase is primarily the result of $251 million of new assets raised in 2000 and positive performance of $15 million, partially offset by net cash outflows in client accounts and closed accounts of $245 million in 2000. (See the following pages and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion)

    The following table depicts assets under management at the last three year-ends by type of client:

                                                           ($ millions)
                                                 2000          1999       1998
                                                 ----          ----       ----
             Institutional                       $1,905      $2,086     $1,963

             High Net Worth                         393         376        315

             Investment Partnerships                200         126         81

             Wrap                                   179          72         41

             Mutual Funds                            30          26         10
                                                 ------     -------     ------

                                 Totals          $2,707      $2,686     $2,410
                                                 ======      ======     ======

    Institutional Clients. Capital manages accounts of institutional clients with assets under management of approximately $1.9 billion as of December 31, 2000, compared with $2.1 billion at the end of 1999, and $2.0 billion at the end of 1998. The following table shows the types of institutional clients whose assets are managed by Capital and, for each type, the assets under management as of December 31, 2000:

                                              Dollars in
         Type of Account                       Millions             % of Total
         ---------------                       --------             ----------

         Corporate employee
         benefit plans                          $  377                  20%

         Not-for-profit
         organizations                             306                  16

         Jointly-trusteed
         collective bargaining
         employee plans                            684                  36

         Governmental employee
         benefit plans                             355                  19

         Taxable                                   183                   9
                                                ------                 ---

         Total                                  $1,905                 100%
                                                ======                 ===

    Investment performance in 2000 was again strong on a relative basis for equity and balanced accounts. Net outflows in client accounts slowed significantly over the two years ended December 31, 2000, and the Company believes its managed asset base has stabilized.

    High Net Worth ("HNW") Clients. Since 1984, Management has managed assets of individual and smaller institutional accounts. Assets under management in this HNW business increased 5% during 2000 to $393 million at December 31, 2000, from $376 million at December 31, 1999 and $315 million at December 31, 1998. New assets raised in 2000 and strong performance results in 1998 and 1999 account for the increase over the last three years. Certain of these accounts were exclusively managed and serviced (the "SVP Accounts") by a Senior Vice President of Management, Mr. William M. Knobler ("SVP").

       Company-Sponsored Investment Partnerships. Capital is the general partner of three investment limited partnerships and the investment manager of an offshore investment fund, all with different investment objectives and client profiles, with total aggregate assets of $200 million at December 31, 2000, compared with $126 million at the end of 1999 and $81 million at the end of 1998. Capital earns a management fee from each entity at an annual rate of 1% of total assets, as defined. The partnership agreements contain various provisions regarding the bearing of expenses by each of the entities. Capital charges one of the partnerships and the offshore fund, both formed in 1997, an incentive fee of 20% of net profits earned, as defined.

    Wrap Accounts. The Company manages $179 million of accounts custodied at and sponsored by various financial services firms (i.e. "Wrap" accounts) at December 31, 2000, compared with $72 million at the end of 1999 and $41 million at the end of 1998. At the end of 1999, the Company was selected to participate in one of the premier wrap programs in the country, the Salomon Smith Barney Fiduciary Services program ("SSB FS"). The Company raised $88 million in assets in this program in 2000.

    Mutual Funds. In June, 1998 the Company started its first mutual fund, the Atalanta/Sosnoff Fund. In July 1999, the Company started three additional mutual funds: the Atalanta/Sosnoff Value Fund, the Atalanta/Sosnoff Balanced Fund, and the Atalanta/Sosnoff Focus Fund (collectively the "Funds"). Capital acts as the investment advisor to the Funds, and Management acts as the distributor. The Company invested $9.1 million in the Funds in 1998, an additional $6 million during 1999 and an additional $3.1 million in reinvested dividends in 2000. The market value of the Funds totaled $30 million at December 31, 2000 and $26 million at the end of 1999. Capital earns an advisory fee of .75% per annum on each Fund, subject to certain fee and expense waivers currently in place.

Investment Management and Research

    The Company currently manages $2.71 billion in equity, balanced and fixed income accounts for corporations, public funds, Taft-Hartley clients, foundations, charitable organizations and individuals. Institutional clients were the source of 70% of total managed assets at the end of 2000. The Company's subsidiaries have been registered as investment advisors since 1982 (Capital) and 1984 (Management). Institutional clients are managed by Capital. Management also provides brokerage services to its advisory clients and to certain of Capital's clients.

    The Company's investment philosophy seeks to identify companies that are entering into a cycle of accelerating earnings momentum. Clients retain the Company primarily as a domestic large-cap core equity and a balanced account manager.

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

       The two principals, Martin T. Sosnoff and Craig B. Steinberg, have worked together in the investment arena for more than 15 years. The continuity of the team and its years of experience are critical elements in managing investments. The portfolio managers are all experienced research analysts. Portfolio decisions are implemented on behalf of all the Company's clients, subject to individual client guidelines, restrictions and cash flows.

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

    The Company's mission is to maintain a top quartile performance ranking year over year, cycle over cycle and decade over decade. Due to performance results for clients significantly below relevant benchmarks in 1996, the Company's three and five year peer group rankings were low. Strong absolute and relative performance results in the three years ended December 31, 2000, have substantially improved the Company's peer group rankings.

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

    Net withdrawals from institutional client accounts totaled $174 million in 2000, compared with net withdrawals of $347 million in 1999, and net withdrawals of $909 million in 1998. The Company believes that the net withdrawals in 1998 and 1999 are primarily the result of performance concerns from 1996. The net withdrawals in 2000 are primarily the result of clients reallocating assets away from the Company in an effort to preserve their desired investment style allocations.

    HNW. Individual and smaller institutional client portfolios are managed on the same basis as the management of the accounts of institutional clients. Account service representatives assist new clients in determining appropriate risk tolerances, concentration limits, leverage policies and other restrictions, and provide ongoing account servicing to existing clients. Net additions to HNW client accounts totaled $15 million in 2000, compared with net withdrawals of $8 million in 1999 and net additions of $70 million in 1998. The 1998 net increase is primarily due to $110 million of SVP accounts included in the client asset base of the Company, partially offset by net withdrawals in existing accounts totaling $40 million. The Company continues to devote additional resources to the HNW market.

    Investment Partnerships. At December 31, 2000 the Company was the general partner of and managed $200 million in three limited partnership vehicles, primarily for the benefit of high net worth individuals as limited partners. Two of the partnerships, Atalanta Partners, L.P. and Atalanta Variable Fund, L.P., have been managed by Mr. Martin T. Sosnoff since the late 1960's. The other limited partnership, Sabre Partners, L.P., which began in 1997, is primarily managed by Mr. Craig B. Steinberg. The Company received net contributions to the Partnerships totaling $57 million in 2000 compared with $12 million in 1999.

    Wrap. The Company began to focus some of its marketing efforts in 1993 on the managed account ("Wrap") programs offered by certain large financial services firms. As of December 31, 2000, $179 million was under management from such programs, compared with $72 million at the end of 1999 and $41 million at the end of 1998. The growth in 2000 is primarily the result of the Company's efforts in the SSB FS program. The Company believes this business represents an efficient means for the Company to gather assets, and is optimistic about its future growth, subject to performance considerations. The Company has also devoted additional resources to this market.

    Mutual Funds. The Company began its first mutual fund in 1998, the Atlanta/Sosnoff Fund. In July 1999, the Company started three additional mutual funds: the Atalanta/Sosnoff Value Fund, the Atalanta/Sosnoff Balanced Fund, and the Atalanta/Sosnoff Focus Fund (collectively the "Funds"). The Company invested $9.1 million in 1998, an additional $6.0 million during 1999 and an additional $3.1 million of reinvested dividends during 2000 in the Funds. The Company is marketing the Funds directly to certain of its current clients and prospects, as well as through several no-transaction-fee programs sponsored by large financial services companies.

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

    The Company's performance results since inception rank above the median among peer group money managers. Because of excellent performance results for each of the three years ended December 31, 2000, the Company's performance rankings are very good. The Company believes that the most important factors affecting its capacity to compete for new business are sustained top quartile investment performance results, the perceived quality and productivity of investment professionals, a continued commitment to a strong marketing effort and an exemplary level of client service.

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

Brokerage

    Many of the Company's clients use Management as broker for their account transactions, to the extent consistent with the client's best interests and as permitted by applicable law. As of December 31, 2000, some of Capital's institutional clients, accounting for approximately $469 million (25%) in institutional assets under management, have consented to the use of Management as broker. The use of Management as broker is an integral part of the services offered to many of Management's HNW clients (except for those accounts obtained through Wrap programs). Management also provides brokerage services to the Company's officers and employees.

    Management clears and carries all accounts on a fully-disclosed basis through Bear, Stearns Securities Corp. ("Bear Stearns"). Under these arrangements, Bear Stearns performs administrative functions, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bear Stearns also extends margin credit to Management's brokerage customers.

    Management owns a seat on the New York Stock Exchange, Inc. ("NYSE") and is a member of, and owns a seat on, the Chicago Board Options Exchange, Inc. ("CBOE"). These seats are leased at market rates to unrelated third parties and aggregate lease rentals for 2000 and 1999 totaled approximately $330,000 and $270,000, respectively.

Employees

    At December 31, 2000, the Company employed 46 persons on a full-time basis, comprised of 3 senior executives, 6 research, 8 sales and marketing, 10 client service, 10 operations, accounting and systems, 3 trading and 6 administrative or secretarial positions. The Company considers its employee relations to be good.

    Sales personnel receive additional compensation based upon the advisory fees of clients which they were responsible for successfully soliciting on behalf of the Company. In addition, the Company has entered into agreements with certain sales personnel which, among other things, limit the extent to which such personnel may solicit clients of the Company if their employment is terminated. Some of these agreements provide that, in certain circumstances, an employee, in the event of termination, may continue to receive a percentage of fees received by the Company from clients solicited by that employee. The amounts payable with respect to these salespersons' agreements are not expected to be material.

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

    The Company's investment advisory agreements with its clients provide that they may not be assigned without the consent of the client. "Assignment" is defined in the Investment Advisers Act of 1940 to include the direct or indirect transfer or hypothecation of a controlling block of the Company's voting securities. Martin T. Sosnoff, Chairman of the Board of the Company, owns approximately 78% of the NYSE listed company, Atalanta/Sosnoff Capital Corporation (the "Holding Company"), which directly or indirectly owns Capital and Management, both of which are registered investment advisors. Accordingly, the voluntary transfer (by sale, merger or other disposition) or involuntary transfer (by death or disability) by him of a controlling block of the Holding Company's securities would result in such an "assignment" requiring client consent. Although no assurance can be given in these circumstances, the Company believes it would be able to substantially retain its existing client base. The Company's Certificate of Incorporation contains provisions intended to preclude the possibility that the accumulation by third parties of a substantial position in the Company's common stock would be deemed an "assignment" of the Company's advisory agreements.

    Many of the Company's clients are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). The accounts of these clients are subject to a number of ERISA provisions governing, among other things, fiduciary obligations and permissible investments and investment methods.

    As a registered broker dealer, Management is required under the rules of the SEC to maintain minimum net capital at all times equal to at least $250,000. In addition, Management's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and equity capital may not be withdrawn, or dividends paid, from Management if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. Management's minimum net capital requirement as of December 31, 2000 was $250,000; it had net capital at such date of $10.7 million, and a ratio of aggregate indebtedness to net capital of 0.21 to 1.

Item 2.     Properties.

    The Company occupies office space at 101 Park Avenue, New York, New York under a lease which term expires in August 2002. In October 1999, the Company entered into a new 15 year lease on its existing office space in New York, which commences in September 2002 (see Note 8 to the Financial Statements).

Item 3.     Legal Proceedings.

    There are no legal proceedings to which the Company or any of its property is subject which, in the opinion of the Company's management, would have a material adverse effect upon the Company's business or operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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


                                2000                1999              1998
     Quarter Ended         High       Low      High     Low       High      Low
     -------------         ----       ---      ----     ---       ----      ---

     March 31             $10.50     $7.88   $10.56    $6.75     $11.81    $8.56
     June 30               10.63      9.00    10.00     7.50      10.88     9.50
     September 30          10.75      9.50    10.13     7.13       9.88     7.63
     December 31           11.63     10.25     8.88     7.63       9.00     7.00
     Special Dividends
       Declared                 $.25                None                  $.25


    The approximate number of record holders of common stock was 35 on December 31, 2000.

    The Company's Board of Directors will periodically review the Company's earnings, liquidity and anticipated cash needs and, subject to these considerations, it may consider the payment of dividends in the future.

    For information with respect to stock and option awards made during 2000, see "Executive Compensation" and "Stock Option and Long Term Incentive Plans" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, incorporated by reference in Item 11 of Part III of this Annual Report on Form 10-K. Shares of common stock awarded in 1997 under the Long Term Incentive Plan were issued to senior executives of the Company without registration under the Securities Act of 1933 in reliance on the exemption therefrom in Section 4(2) thereof for transactions not involving a public offering.

Item 6.    Selected Financial Data

                             SELECTED FINANCIAL DATA
                                FIVE YEAR REVIEW

(dollars and shares in thousands,
except per share amounts)              2000        1999         1998       1997        1996
                                       ----        ----         ----       ----        ----
Summary of Operations:
Net income                           $ 11,503    $ 17,564    $  7,784    $  9,849    $  8,802
      Per share - diluted            $   1.27    $   1.91    $    .81    $   1.08    $   1.00
                - basic              $   1.27    $   1.91    $    .81    $   1.09    $   1.00
Total Revenues                       $ 40,588    $ 51,075    $ 27,304    $ 31,680    $ 27,385
Operating revenues (1)               $ 21,179    $ 18,270    $ 16,980    $ 18,829    $ 20,759
Operating expenses (2)               $ 18,008    $ 16,611    $ 13,609    $ 13,707    $ 12,022
Operating income                     $  3,171    $  1,659    $  3,371    $  5,122    $  8,737
Operating margin                          15%          9%         20%         27%         42%

Per employee:
     Operating revenues              $    460    $    406    $    435    $    471    $    472
     Operating expenses              $    391    $    369    $    349    $    343    $    273
     Operating income                $     69    $     37    $     86    $    128    $    199

Net interest and dividend income     $  1,234    $    708    $  1,557    $  2,997    $  1,843
Net realized and unrealized
   gains from investments            $ 18,176    $ 32,097    $  8,767    $  9,854    $  4,783

Return on average equity                  11%         19%         10%         15%         15%

Year-end Position:
Total assets                         $126,914    $123,623    $ 90,686    $ 75,413    $ 64,696
Shareholders' equity                 $107,066    $101,776    $ 82,022    $ 70,556    $ 61,628
Book value per share                 $  11.89    $  11.21    $   8.78    $   7.36    $   6.99
Cash dividends declared per share    $    .25        None    $    .25    $    .20    $    .15
Common stock, shares outstanding        9,005       9,075       9,338       9,587       8,812

Number of employees                        46          45          39          40          44

Assets under management (millions)   $  2,707    $  2,686    $  2,410    $  2,682    $  2,763

Average assets under management
(millions)                           $  2,638    $  2,412    $  2,402    $  2,804    $  3,219
Percentage of average assets:
     Operating revenues                  .80%        .76%        .71%        .67%        .64%
     Operating expenses                  .68%        .69%        .57%        .49%        .37%
     Operating income                    .12%        .07%        .14%        .18%        .27%

(1) Operating revenues consist of advisory fees, commissions and other operating revenue.
(2) Operating expenses consist of total costs and expenses less investment performance bonuses of $2,626,000 and $3,446,000 in 2000 and 1999, respectively, pursuant to the Management Incentive Plan, which were paid to the Chief Executive Officer and President. (See Management's Discussion and Analysis.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

    For the third consecutive year investment performance was strong in 2000 for equity and balanced clients. Net new client assets raised of $251 million and positive performance of $15 million, partially offset by net client withdrawals of $245 million, provided an increase of $21 million in assets under management during 2000. Average assets under management totaled $2.64 billion in 2000, compared with $2.41 billion in 1999 and $2.40 billion in 1998.

     After elimination of non-operating charges, pretax operating income increased 21% to $6.5 million in 2000, compared with $5.4 million in 1999 and $6.0 million in 1998. Earnings per share totaled $1.27 in 2000, compared with $1.91 in 1999 and $.81 in 1998 (all earnings per share amounts represent diluted earnings per share). Net income was $11.5 million in 2000, compared with $17.6 million in 1999 and $7.8 million in 1998.

    Owing to the declining market during 2000 compared with a buoyant 1999, total revenue for 2000 decreased 21% to $40.6 million, from $51.1 million in 1999 and $27.3 million in 1998. However, revenue from advisory fees and commissions ("operating revenues") increased 16% to $21.2 million in 2000, from $18.3 million in 1999 and $17.0 million in 1998. Net investment income decreased 41% to $19.4 million in 2000, from $32.8 million in 1999 and $10.3 million in 1998.

    Costs and expenses for 2000 increased 3% to $20.6 million, from $20.1 million in 1999 and $13.6 million in 1998. After eliminating non-operating charges, operating expenses were $14.6 million, $12.9 million and $11.0 million for 2000, 1999 and 1998, respectively. The following table depicts operating income, as adjusted, for the years ended December 31:

--------------------------------------------------------------------------------

       Operating Income                                     ($000)
       ----------------                                     ------
                                                   2000        1999        1998
                                               --------    --------    --------

      Operating revenues, reported             $ 21,179    $ 18,270    $ 16,980
      Costs and expenses, reported              (20,634)    (20,057)    (13,609)
      Add MIP investment performance bonuses      3,446        --
                                               --------    --------    --------
                                                                          2,626
      Operating income before adjustments         3,171       1,659       3,371
      Adjustments:
         Non-cash compensation charges            2,250       2,250       2,250
         SVP account charges                      1,125       1,500         375
                                               --------    --------    --------
      Operating income, adjusted               $  6,546    $  5,409    $  5,996
                                               ========    ========    ========

--------------------------------------------------------------------------------

    Assets totaled $127 million at December 31, 2000, compared with $124 million a year ago. Book value per share grew 6% to $11.89 at December 31, 2000, compared with $11.21 at the end of 1999.

Assets Under Management

    Managed assets totaled $2.71 billion at the end of 2000, compared with $2.69 billion at the end of 1999 and $2.41 billion at the end of 1998. A breakdown of assets under management by client type as of the end of each of the last three years is as follows:
                                                         ($ millions)
                                               2000           1999         1998
                                               ----           ----         ----

         Institutional                       $1,905         $2,086       $1,963

         High Net Worth                         393            376          315

         Investment Partnerships                200            126           81

         Wrap                                   179             72           41

         Mutual Funds                            30             26           10
                                             ------         ------       ------
            Total Managed Assets             $2,707         $2,686       $2,410
                                             ======         ======       ======

      The $21 million net increase in managed assets during 2000 is comprised of increases of $251 million from new client accounts and $15 million in positive performance results, reduced by (i) $64 million in closed client accounts; and
(ii) $181 million in net withdrawals from existing accounts.

    In the two years ended December 31, 2000, managed assets increased by $297 million, comprised of increases of $309 million in new client accounts and $599 million in positive performance results, reduced by (i) $283 million in closed client accounts; and (ii) $328 million in net withdrawals from existing accounts.

    Due to significantly improved performance results over the last three years, net outflows in client accounts have slowed. Barring a sustained market correction, the Company expects its asset base to continue to grow in 2001.

Earnings

    Operating revenues increased 16% in 2000 to $21.2 million, compared with $18.3 million in 1999 and $17.0 million in 1998. Average assets under management increased 9% in 2000 and were basically flat in 1999. The increase in operating revenues in 2000 is due in part to the increase in average assets. In addition, management and performance based fees earned on one of the investment partnerships managed by the Company increased to $3.1 million in 2000, compared with $1.4 million in 1999 and $531,000 in 1998.

     In 2000 operating revenues were .80% of average managed assets, compared with .76% in 1999 and .71% in 1998. This reflects an increase in the weighted advisory fee yield because the accounts lost over the last three years were generally larger accounts with lower fee structures. In addition, assets in Company sponsored investment partnerships, which generate a higher yield than other managed assets, grew significantly to total $200 million at the end of 2000, compared with $126 million at the end of 1999 and $81 million at the end of 1998.

    Advisory fees, which are earned based on the value of assets under management, are the Company's primary source of operating revenues. Advisory fees increased 18% to $19.4 million in 2000, compared with $16.3 million in 1999 and $15.4 million in 1998. Advisory fees were approximately 90% of operating revenues in each of the three years ended December 31, 2000.

    Transaction fees (commissions) earned by Management are the primary source of the Company's other operating revenues. Commissions are derived from Management's individual and small institutional accounts, investment partnerships and specific institutional accounts that have given Management the authority to execute trades. Commissions increased 1% to $1.45 million in 2000, compared with $1.44 million in 1999 and $1.15 million in 1998.

                                     o o o

The following table depicts operating expenses, as adjusted, for the years ended December 31:

--------------------------------------------------------------------------------

       Operating Expenses                                    ($000)
       ------------------                                    ------
                                                    2000        1999       1998
                                                 -------    --------    -------
       Cost and expenses, reported               $20,635     $20,057    $13,609
       Adjustments:
          MIP investment performance bonuses      (2,626)     (3,446)       ---
          Non-cash compensation charges           (2,250)     (2,250)    (2,250)
          SVP account charges                     (1,125)     (1,500)      (375)
                                                 -------     -------    -------
       Operating expenses, adjusted              $14,634     $12,861    $10,984
                                                 =======     =======    =======

--------------------------------------------------------------------------------

    Reported costs and expenses totaled $20.6 million in 2000, compared with $20.1 million in 1999 and $13.6 million in 1998. The 2000 amount reflects $6.0 million in non-operating charges detailed above. Before these items, operating expenses totaled $14.6 million in 2000. The 1999 amount reflects $7.2 million in non-operating charges. Before these items, operating expenses totaled $12.9 million in 1999. The 1998 amount reflects $2.6 million in non-operating charges. Before these charges, operating expenses totaled $11.0 million in 1998.

    Excluding these non-operating adjustments, 2000 operating expenses increased 14% compared with 1999, after a 17% increase in 1999 compared with 1998. Adjusted operating expenses were 69% of operating revenues and .55% of average managed assets in 2000, compared with 70% and .53% in 1999, and 65% and .46% in 1998.

The following table depicts compensation expenses, as adjusted, for the years ended December 31:

--------------------------------------------------------------------------------

       Compensation Expenses                                  ($000)
       ---------------------                                  ------
                                                    2000        1999       1998
                                                    ----        ----       ----
       Compensation expenses, reported           $16,017     $15,318    $10,043
       Adjustments:
          MIP investment performance bonuses      (2,626)     (3,446)       ---
          Non-cash compensation charges           (2,250)     (2,250)    (2,250)
          SVP account charges                     (1,125)     (1,500)      (375)
                                                 -------     -------    -------
       Compensation expenses, adjusted           $10,016     $ 8,122    $ 7,418
                                                 =======     =======    =======

--------------------------------------------------------------------------------

    Reported compensation expenses increased 5% to $16.0 million in 2000, compared with $15.3 million in 1999 and $10.0 million in 1998. Compensation expenses adjusted for the non-operating charges noted above increased 23% in 2000 to total $10.0 million, compared with $8.1 million in 1999 and $7.4 million in 1998. The 2000 increase is primarily due to increases in bonuses to employees, an increase in sales payouts related to the increase in operating revenue and an increase in the Company's annual contribution to the employee Profit Sharing Plan. Adjusted compensation expenses were 47% of operating revenues and .38% of average managed assets in 2000, compared with 44% and .34% in 1999, and 44% and .31% in 1998.

    The Company has a Management Incentive Plan ("MIP") (see Note 8 to the audited financial statements) which covers bonus payments to certain executives. Under the MIP, the payment of operating bonuses to these executives is based on the annual growth in operating income, after adjusting for certain charges. A MIP operating bonus of $541,000 was earned in 2000, compared with none in 1999 and 1998.

    The Company adopted an amendment to the MIP in 1999 under which an annual investment performance bonus is earned by the Chief Executive Officer ("CEO") based upon the performance of proprietary accounts of the Company in excess of a base index return, as defined, subject to a ceiling of 10% of total pretax income. Included in compensation expenses related to the MIP is an investment performance bonus to the CEO of $2,216,000 in 2000, $3,446,000 in 1999 and none in 1998.

    In addition, under the amended MIP, the President earns an operating bonus based upon the pretax operating profits earned by the Company as General Partner of the partnership managed by the President. Included in compensation expense are operating bonuses earned under the amended MIP by the President of $1,273,000, $532,000 and $129,000 in 2000, 1999, and 1998, respectively. The
President also earns an annual investment bonus under the amended MIP based upon the performance of the Company's investment in the partnership managed by the President in excess of base index return. Included in compensation expense are investment bonuses earned by the President of $410,000 in 2000, and none in 1999 and 1998. The combined operating and investment bonus earned by the President is subject to a ceiling of 10% of total pretax income.

        In each of 2000, 1999 and 1998, the Company recorded $2.25 million of non-cash compensation charges ("NCCC") related to awards of restricted stock in 1997 (see Note 9 to the audited financial statements). In 2000, 1999 and 1998, the Company also recorded $1,125,000, $1,500,000 and $375,000, respectively, of compensation expense related to a Senior Vice President's relinquishment of the exclusive right to receive the net operating earnings attributable to certain managed accounts to the Company (The "SVP Accounts" - see Note 5 to the audited financial statements).

--------------------------------------------------------------------------------

       Non-Compensation Expenses                                 ($000)
       -------------------------                                 ------
                                                        2000     1999     1998
                                                        ----     ----     ----
       Non-compensation expenses, reported            $4,618   $4,739   $3,566

--------------------------------------------------------------------------------

    Non-compensation expenses decreased by 3% to $4.6 million in 2000, compared with $4.7 million in 1999 and $3.6 million in 1998. The 2000 decrease is due to a decrease in systems expenses related to an upgrade in computer hardware and software in 1999, partially offset by an increase in clearance and floor brokerage costs and an increase in selling and promotional expenses related to the Company's increased marketing efforts. Non-compensation expenses totaled 22% of operating revenues and .18% of average managed assets in 2000, compared with 26% and .20% in 1999, and 21% and .15% in 1998.

                                      o o o

    Net investment income, which comprises interest, dividends, and net realized and unrealized gains/losses from principal securities transactions (primarily large-cap equities), totaled $19.4 million in 2000, compared with $32.8 million in 1999 and $10.3 million in 1998. Net interest and dividend income was $1.2 million in 2000, compared with $0.7 million in 1999 and $1.6 million in 1998. Net gains from investments totaled $18.2 million ($12.5 million realized) in 2000, compared with $32.1 million ($19.8 million realized) in 1999 and $8.8 million ($1.2 million realized) in 1998, reflecting the strengths and weaknesses of the domestic equity markets in those years.

Liquidity and Capital Resources

    Net investments in marketable securities aggregated $82.7 million at December 31, 2000, compared with $93.6 million at the end of 1999. During 2000, the Company reinvested dividends of $3.1 million in the Company sponsored mutual funds (the "Funds") and invested an additional $2.4 million in one of the Partnerships. During 1999, the Company invested $6.0 million in the Funds and an additional $3.0 million in an investment partnership. Shareholders' equity totaled $107.1 million at December 31, 2000, compared with $101.8 million at the end of 1999. This increase is primarily from net income of $11.5 million recorded in 2000, partially offset by net unrealized losses of $5.4 million on the investment portfolio. The Company has adopted SFAS No. 115, requiring it to reflect a net unrealized gain of $4.8 million after taxes in shareholders' equity at December 31, 2000, compared with $10.2 million at the end of 1999.

    At December 31, 2000, the Company's net investment portfolio at market totaled $111.5 million (cost basis $86.0 million), comprised of cash and cash equivalents, corporate debt, large-cap equity securities, investments in limited partnerships and the Atalanta/Sosnoff Funds (see Note 3 to the audited financial statements). At year-end, the Company was invested in 17 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts. The largest position was in Wellpoint Health Networks, at 5.8% of the portfolio, with an unrealized gain of $2.4 million at year-end.

    At December 31, 2000 the Company had cash and cash equivalents totaling $3.5 million, compared with $4.4 million at the end of 1999. Net cash used in operating activities was $8.6 million in 2000 compared with $2.9 million in 1999. This reflects the changing levels of operating income and changes in operating assets and liabilities over those periods. Net cash provided by investing activities totaled $8.4 million in 2000, compared with $5.9 million provided in 1999. Net cash used in financing activities was $0.7 million in 2000, compared with $2.6 million in 1999. As a result, there was a net decrease in cash and cash equivalents of $899,000 in 2000, compared to an increase of $394,000 in 1999.

    If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $11 million; if the market were to decline by 20%, the Company might experience unrealized losses of $22 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the equity positions are all large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

                                      o o o

    In 2000, the Company declared a special dividend of $.25 per share, compared with none in 1999.

       In December 1998, the Company purchased 249,000 shares of its own stock at a market price of $8.75 per share. In June 1999, the Company purchased 254,174 shares of its common stock from a former officer at a market price of $10.00 per share. In October 1999, the Company purchased 9,100 shares of its common stock at an average market price of $7.62 per share. On December 30, 1999, the Company retired 512,274 shares of treasury stock and restored the common stock to authorized and unissued status. In January and February 2000, the Company purchased 6,500 and 5,000 shares of its common stock, respectively, at an average price of $8.98 per share. In August and September 2000, the Company purchased 19,000 and 39,400 shares of its common stock, respectively, at an average price of $9.98 per share.

       At December 31, 2000 and 1999, the Company had no liabilities for borrowed money.

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

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

    (a) Directors -

    Information concerning directors of the Company is contained under the caption "Election of Directors" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

    (b) Executive Officers of the Registrant -

    MARTIN T. SOSNOFF*, 69, was a founder of the Company and has been Chairman of the Board, Chief Executive Officer and Chief Investment Officer of the Company, Capital and ASCC Corp. since their inceptions. He was a co-founder of Atalanta Capital Corporation (investment management) and served as its Chairman and Chief Executive Officer until 1983.

    CRAIG B. STEINBERG**, 39, has been President, Director of Research, and held other offices, with the Company, Capital and ASCC Corp. since 1985. Mr. Steinberg is a Portfolio Manager, and he was a securities analyst at Prudential Equity Management from 1983 to 1985.

    ANTHONY G. MILLER, 42, has been Executive Vice President, Chief Operating
        Officer, and Secretary, and held other offices, with the Company and its subsidiaries since 1986. Mr. Miller is the President and Chief Executive Officer of Management. From 1983 to 1986 he was Manager, Foreign Exchange and Money Market Operations, and held other positions, with the Royal Bank of Canada and, from 1980 to 1983 was a Senior Accountant, and held other positions, with Arthur Andersen & Co.

    PAUL P. TANICO, 45, has been Executive Vice President, Portfolio Manager with Capital since 1997. Previously, Mr. Tanico was a Portfolio Manager at Atalanta/Sosnoff from 1983 to 1987, and in 1991. Mr. Tanico began his investment career with David J. Greene in 1981, and in 1992 was one of the original partners at Omega Advisors. Since 1994, he has served as Managing Partner of Castlerock Partners. From 1987 through 1990 Mr. Tanico was a Portfolio Manager with Neuberger & Berman.

-------------------------------

 * Also a director and member of the Executive, Compensation and Stock Option Committees.

** Also a director and member of the Executive Committee.

    WILLIAM M. KNOBLER, 67, has been Senior Vice President of Management since
        1985. Mr. Knobler is a Portfolio Manager, and he was a securities analyst and voting shareholder of Sanford C. Bernstein & Co. from 1979 to 1985.

    JAMES D. STAUB, 68, has been Senior Vice President, and held other offices, with Capital and Management since 1984. Mr. Staub is responsible for West Coast Marketing, and he was a corporate officer of Alexander & Baldwin, Inc. from 1961 to 1984.

    KEVIN S. KELLY, 36, has been Senior Vice President, Finance, Chief Financial
        Officer, and held other offices with the Company and its subsidiaries since joining the Company in 1999. Mr. Kelly is a CPA and was a Senior Manager for Grant Thornton prior to joining the Company.

     Officers of the Registrant are elected at the meeting of the Board of Directors held each year immediately after the Annual Meeting of Stockholders and serve for the ensuing year and until their successors are elected and qualified.


Item 11.    Executive Compensation.

     Information concerning executive compensation is contained under the captions "Election of Directors", "Executive Compensation", "Stock Option and Long Term Incentive Plans", "Profit-Sharing Plan" and "Management Incentive Plan" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.    Beneficial Ownership of the Company's Securities.

     Information concerning security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Securities of the Company" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with Securities and Exchange Commission and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

     Information concerning certain relationships and related transactions is contained under the caption "Agreements and Transactions with Directors and Executive Officers" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

(a) 1.     FINANCIAL STATEMENTS
           See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

    2.     FINANCIAL STATEMENT SCHEDULES
           See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

(b)        None.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            Page
                                                                                            ----

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION:
   Report of Independent Public Accountants                                                  F-2
   Consolidated Statements of Financial Condition - December 31, 2000 and 1999               F-3
   Consolidated Statements of Income and Comprehensive Income - For the Years
      Ended December 31, 2000, 1999 and 1998 F-4 Consolidated Statements of
   Changes in Shareholders' Equity - For the Years
      Ended December 31, 2000, 1999 and 1998 F-5 Consolidated Statements of Cash
   Flows - For the Years Ended December 31, 2000,
      1999 and 1998                                                                          F-6
   Notes to Consolidated Financial Statements                                                F-7

Supplementary Financial Information:
   Selected Quarterly Financial Data (Unaudited)                                            F-16
   Computations of Earnings Per Share                                                        S-1


Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is given in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Atalanta/Sosnoff Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Atalanta/Sosnoff Capital Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atalanta/Sosnoff Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States





New York, New York
February 28, 2001

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND 1999

                                ASSETS                                          2000             1999
                                ------                                          ----             ----
Assets:
   Cash and cash equivalents                                            $  3,488,606     $  4,387,987
   Accounts receivable                                                     6,270,846        4,314,257
   Due from brokers                                                        3,086,636             --
   Investments, at market value                                           83,597,861       93,637,682
   Investments in limited partnerships                                    25,295,627       17,447,746
   Fixed assets, net of accumulated depreciation and amortization of
      $1,168,016 and $700,123, respectively                                1,694,353        1,429,569
   Exchange memberships, at cost (market value $2,060,000 and
      $2,700,000, respectively)                                              402,000          402,000
   Other assets                                                            3,078,246        2,004,225
                                                                        ------------     ------------
Total assets                                                            $126,914,175     $123,623,466
                                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Income taxes payable                                                 $ 10,623,550     $ 16,046,699
   Accrued compensation payable                                            5,415,419        4,812,781
   Dividends payable                                                       2,268,781             --
   Securities sold but not yet purchased, at market value                    866,469             --
   Accounts payable and other liabilities                                    674,335          988,348
                                                                        ------------     ------------
Total liabilities                                                         19,848,554       21,847,828
                                                                        ------------     ------------

Commitments and contingencies (Note 8)

Shareholders' equity:
   Preferred stock, par value $1.00 per share; 5,000,000
      shares authorized; none issued                                            --               --
   Common stock, par value $.01 per share; 30,000,000 shares
      authorized; 9,075,127 shares issued                                     90,751           90,751
   Additional paid-in capital                                             19,360,259       19,455,259
   Retained earnings                                                      85,210,852       75,976,793
   Accumulated other comprehensive income - net unrealized gains from investments, net of deferred tax liabilities of $3,190,021
      and $6,798,836 at December 31, 2000 and 1999, respectively           4,777,820       10,191,042
   Unearned compensation                                                  (1,687,799)      (3,938,207)
   Treasury stock, at cost, 69,900 and 0 shares at December 31, 2000 and 1999, respectively
                                                                            (686,262)            --
                                                                        ------------     ------------
Total shareholders' equity                                               107,065,621      101,775,638
                                                                        ------------     ------------
Total liabilities and shareholders' equity                              $126,914,175     $123,623,466
                                                                        ============     ============

The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                                 2000            1999           1998
                                                             -----------     -----------    -----------
Revenues:
   Advisory fees                                             $19,373,430     $16,349,083    $15,406,468
   Commissions and other operating revenues                    1,805,238       1,921,016      1,573,101
   Realized and unrealized gains from principal securities
      transactions, net                                       18,175,984      32,097,041      8,766,778

   Interest and dividend income, net                           1,233,640         708,205      1,557,492
                                                             -----------     -----------    -----------
              Total revenues                                  40,588,292      51,075,345     27,303,839
                                                             -----------     -----------    -----------

Costs and expenses:
   Employees' compensation and benefits                       16,016,813      15,317,520     10,043,375
   Clearing and execution costs                                  919,083         788,334        562,594
   Selling expenses                                              601,563         536,920        421,052
   General and administrative expenses                         3,096,993       3,414,339      2,582,300
                                                             -----------     -----------    -----------
              Total costs and expenses                        20,634,452      20,057,113     13,609,321
                                                             -----------     -----------    -----------

              Income before provision for income taxes        19,953,840      31,018,232     13,694,518

Provision for income taxes                                     8,451,000      13,454,000      5,911,000
                                                             -----------     -----------    -----------
              Net income                                     $11,502,840     $17,564,232    $ 7,783,518
                                                             ===========     ===========    ===========

Earnings per common share - basic                            $      1.27     $      1.91    $       .81
                                                             ===========     ===========    ===========

Earnings per common share - diluted                          $      1.27     $      1.91    $       .81
                                                             ===========     ===========    ===========



Net income, as presented above                               $11,502,840     $17,564,232    $ 7,783,518
comprehensive income:
   Netunrealized gains (losses) from  investments,
      net of deferred income taxes (credit) of
      ($3,608,815), $1,826,368, and $4,138,071,
      respectively                                            (5,413,222)      2,696,701      6,207,547
                                                             -----------     -----------    -----------
              Comprehensive income                           $ 6,089,618     $20,260,933    $13,991,065
                                                             ===========     ===========    ===========


The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                                                                              Accumulated
                                                                                                                Other
                                                                                                             Comprehensive
                                                                                                                Income -
                                                                                                               Unrealized
                                                                                                              Gains (Losses)
                                                                         Additional                               From
                                                       Common             Paid-in            Retained          Investments,
                                                       Stock              Capital            Earnings              Net
                                                    -------------      -------------      -------------      ---------------
BALANCE, December 31, 1997                                             $  24,648,499      $  52,963,643      $     1,286,794

      Purchase of treasury stock
      Amortization of unearned compensation                                 (259,000)
      Unrealized gains from investments, net
           of deferred taxes                                                                                       6,207,547
      Net income                                                                              7,783,518
      Dividends ($.25 per share)                                                             (2,334,600)
                                                    -------------      -------------      -------------      ---------------
BALANCE, December 31, 1998                                 95,874         24,389,499         58,412,561            7,494,341

      Purchases of treasury stock
      Retirement of treasury stock                         (5,123)        (4,787,236)
      Amortization of unearned compensation                                 (147,004)
      Unrealized gains from investments, net
           of deferred taxes                                                                                       2,696,701
      Net income                                                                             17,564,232
                                                    -------------      -------------      -------------      ---------------
BALANCE, December 31, 1999                                 90,751         19,455,259         75,976,793           10,191,042

      Purchases of treasury stock
      Amortization of unearned
           compensation                                                      (95,000)

      Unrealized losses from
           investments, net of
           deferred tax credits                                                                                   (5,413,222)
      Net income                                                                             11,502,840
      Dividends ($.25 per share)                                                             (2,268,781)
                                                    -------------      -------------      -------------      ---------------
BALANCE, December 31, 2000                          $      90,751      $  19,360,259      $  85,210,852      $     4,777,820
                                                    =============      =============      =============      ===============

                                                       Unearned           Treasury
                                                     Compensation           Stock              Total
                                                    --------------      -------------      -------------
BALANCE, December 31, 1997                          $   (8,439,023)     $        --        $  70,555,787

      Purchase of treasury stock                                           (2,181,265)        (2,181,265)
      Amortization of unearned compensation              2,250,408                             1,991,408
      Unrealized gains from investments, net
           of deferred taxes                                                                   6,207,547
      Net income                                                                               7,783,518
      Dividends ($.25 per share)                                                              (2,334,600)
                                                    --------------      -------------      -------------
BALANCE, December 31, 1998                              (6,188,615)        (2,181,265)        82,022,395

      Purchases of treasury stock                                          (2,611,094)        (2,611,094)
      Retirement of treasury stock                                          4,792,359               --
      Amortization of unearned compensation              2,250,408                             2,103,404
      Unrealized gains from investments, net
           of deferred taxes                                                                   2,696,701
      Net income                                                                              17,564,232
                                                    --------------      -------------      -------------
BALANCE, December 31, 1999                              (3,938,207)              --          101,775,638

      Purchases of treasury stock                                            (686,262)          (686,262)
      Amortization of unearned
        compensation                                     2,250,408                             2,155,408

      Unrealized losses from
             investments, net of
            deferred tax credits                                                              (5,413,222)
      Net income                                                                              11,502,840
      Dividends ($.25 per share)                                                              (2,268,781)
                                                    --------------      -------------      -------------
BALANCE, December 31, 2000                          $   (1,687,799)     $    (686,262)     $ 107,065,621
                                                    ==============      =============      =============

The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         2000             1999            1998
                                                    -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $  11,502,840    $  17,564,232    $   7,783,518
   Adjustments to reconcile net income to net
      cash (used in) provided by operating
      activities-
           Depreciation and amortization                  467,893          273,199          188,643
           Amortization of unearned compensation        2,250,408        2,250,408        2,250,408
           Realized and unrealized gains from
              investments, net                        (18,175,984)     (32,097,041)      (8,766,778)
           Deferred taxes                              (4,430,000)       5,976,066          394,400
   (Increase) decrease in operating assets-
      Accounts receivable                              (1,956,589)        (995,072)          36,214
      Other assets                                     (1,074,021)      (1,060,355)        (174,589)
   Increase (decrease) in operating liabilities-
      Income taxes payable                              2,520,379        1,555,834          (13,909)
      Accrued compensation payable                        602,638        4,164,170         (190,813)
      Accounts payable and other liabilities             (314,013)         216,156          (80,069)
      Separation costs payable                                ---         (700,000)        (700,000)
                                                    -------------    -------------    -------------
              Net cash (used in) provided by
                 operating activities                  (8,606,449)      (2,852,403)         727,025
                                                    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from clearing broker, net                  (3,086,579)             ---        1,323,473
   Purchases of fixed assets                             (732,678)      (1,043,457)         (58,596)
   Purchases of investments                          (351,760,285)    (142,967,088)    (151,336,026)
   Proceeds from sales of investments                 363,972,872      149,868,066      154,048,709
                                                    -------------    -------------    -------------
              Net cash provided by investing
                 activities                             8,393,330        5,857,521        3,977,560
                                                    -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                           (686,262)      (2,611,094)      (2,181,265)
   Dividends paid                                             ---              ---       (2,334,600)
                                                    -------------    -------------    -------------
              Net cash used in financing
                 activities                              (686,262)      (2,611,094)      (4,515,865)
                                                    -------------    -------------    -------------

              Net (decrease) increase in cash and
                 cash equivalents                        (899,381)         394,024          188,720

CASH AND CASH EQUIVALENTS, beginning of year            4,387,987        3,993,963        3,805,243
                                                    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of year              $   3,488,606    $   4,387,987    $   3,993,963
                                                    =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for-
           Interest                                 $     140,922    $      83,961    $      30,788
           Income taxes                             $  10,360,425    $   5,922,100    $   5,530,511
      Noncash financing activity-
           Decrease in additional paid-in capital
              related to restricted shares          $     (95,000)   $    (147,004)   $    (259,000)
           Retirement of treasury stock             $         ---    $  (4,792,359)   $         ---
           Accrued dividends payable                $  (2,268,781)   $         ---    $         ---

The accompanying notes are an integral part of these statements.
                                                                             F-6

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998


1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management") and ASCC Corp. ("ASCC"). Capital is a registered investment advisor that provides investment advisory and management services to institutional clients and is general partner of certain investment partnerships. Management is a registered investment advisor and a broker-dealer in securities and owns a seat on the New York Stock Exchange, Inc. and owns a seat and is a member of the Chicago Board Options Exchange, Inc. Management provides investment advisory and management services to individual and smaller institutional clients and brokerage services to its clients and some of the clients of Capital. ASCC was formed in December 1998 for investment-related activities which were previously performed by the Holding Company.

Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the 2000 presentation.

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

Revenue Recognition

Advisory fee revenue is recognized in the period in which services are performed based on a percentage of assets under management. Commissions revenue and related clearing and execution costs arising from customers' securities transactions are recognized on a settlement date basis. The effect of using the settlement date instead of the trade date for revenue recognition is immaterial.

Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115. The Company has designated certain investments held by the Holding Company, Capital and ASCC in equity and debt securities as "available for sale," and, accordingly, recorded at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. ASCC holds certain equity and debt securities designated as "trading" securities which are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of income and comprehensive income. Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of income and comprehensive income.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

Investment transactions are recorded on trade date. The cost of investments sold is determined on the first-in, first-out method. Securities listed on a securities exchange for which market quotations are available are valued at the last quoted sales price as of the last business day of the year. Investments in mutual funds are valued based upon the net asset value of the shares held as reported by the fund. Securities with no reported sales on such date are valued at their last closing bid price. Dividends and interest are accrued as earned.

Investments in Limited Partnerships

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying consolidated financial statements at the Company's share of the net asset values as reported by the respective Partnerships with the unrealized gain or loss recorded in the consolidated statements of income and comprehensive income. Limited partners whose capital accounts in the aggregate are two-thirds of the total capital accounts of all limited partners in each Partnership may, at any time, require Capital to withdraw as the general partner of such Partnership. The Company is not deemed to have control of the Partnerships and, accordingly, the accounts of the Partnerships are accounted for as an investment in partnership in the accompanying consolidated statement of financial condition.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less and money market accounts to be cash equivalents.

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

Estimates by Management

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

New Pronouncements

In September of 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 amends the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amends the

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998


accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact on the SFAS 140 provisions effective subsequent to March 31, 2001 is not anticipated to have a material impact on the Company's consolidated financial statements.


2. EARNINGS PER COMMON SHARE

Basic earnings per common share amounts were computed based on 9,045,819; 9,192,066 and 9,571,711 weighted average common shares outstanding in 2000, 1999 and 1998, respectively. For purposes of determining weighted average common shares outstanding, the Company considers all shares legally issued and outstanding in determining basic and diluted net income per share.

In accordance with the provisions of SFAS No. 128, dilutive earnings per share for the three years ended December 31, 2000 were computed based on the weighted average common shares outstanding provided in the table below. Antidilutive options were not included in the computation of dilutive earnings per share as the options' exercise prices were greater than the average market price of the common shares for each of those respective years.

                                                          2000          1999          1998
                                                          ----          ----          ----
   Weighted average common shares outstanding            9,045,819     9,192,066   9,571,711
   Common stock equivalents-options                         15,683         8,406      10,925
                                                       -----------  ------------   ---------
              Dilutive weighted average common
                 shares outstanding                      9,061,502     9,200,472   9,582,636
                                                       ===========  ============   =========

   Antidilutive options                                       -          200,000     150,000
                                                       ===========  ============   =========

3. INVESTMENTS, CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents, the Company had interest-bearing free credit balances with its clearing broker of $ 2,500,371 and $1,715,233 at December 31, 2000 and 1999, respectively.

Investments at December 31, 2000 and 1999, consisted of the following:

                                                                                     Unrealized
                                                    Cost         Market Value        Gain (Loss)
                                                ------------     ------------       ------------
  2000:
     Available for sale:
        Common stocks                           $ 47,551,100     $ 54,519,262       $  6,968,162
        Corporate and government bonds             2,736,903        2,447,237           (289,666)
        Atalanta/Sosnoff Mutual Funds              6,877,405        8,173,960          1,296,555
                                                ------------     ------------       ------------
                                                  57,165,408       65,140,459          7,975,051
                                                ------------     ------------       ------------

     Trading:
        Common Stocks, long                        4,151,668        4,281,822            130,154
        Common Stocks, short                        (885,055)        (866,469)            18,586
        Atalanta/Sosnoff Mutual Funds             11,334,357       14,175,580          2,841,223
                                                ------------     ------------       ------------
                                                  14,600,970       17,590,933          2,989,963
                                                ------------     ------------       ------------

     Other:
        Investments in Partnerships               10,743,609       25,295,627         14,552,018
                                                ------------     ------------       ------------

                                                $ 82,509,987     $108,027,019       $ 25,517,032
                                                ============     ============       ============

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

                                                                                     Unrealized
                                                    Cost         Market Value        Gain (Loss)
                                                ------------     ------------       ------------
  1999:
     Available for sale:
        Common stocks                           $ 54,198,652     $ 70,313,820       $ 16,115,168
        Corporate bonds                            2,308,805        1,932,281           (376,524)
        Atalanta/Sosnoff Mutual Funds              6,100,000        7,358,300          1,258,300
                                                ------------     ------------       ------------
                                                  62,607,457       79,604,401         16,996,944
                                                ------------     ------------       ------------

     Trading:
        Atalanta/Sosnoff Mutual Funds              9,000,000       14,033,281          5,033,281
                                                ------------     ------------       ------------

     Other:
        Investments in limited partnerships        7,613,135       17,447,746          9,834,611
                                                ------------     ------------       ------------

                                                $ 79,220,592     $111,085,428       $ 31,864,836
                                                ============     ============       ============


4. SEPARATION COSTS PAYABLE

The separation costs relate to the Company's termination without cause of its former president on August 15, 1997. Such termination is governed by the terms of the former president's Employment Agreement, whereby he received two years severance at his base salary level at the time of termination payable over the two-year period ended November 15, 1999.

5. RELATED PARTY TRANSACTIONS

As the General Partner for the Partnerships and the investment manager of the Offshore Fund, Capital earned approximately, $5,029,000, $2,876,000 and $1,821,000 in 2000, 1999 and 1998, respectively, for advisory and management services (charged at 1% - 3% of net assets) and incentive fees charged at 20% of performance, as defined, in the case of one partnership. Balances receivable from the Partnerships were approximately $2,033,000, $1,524,000 and $449,000 at December 31, 2000, 1999 and 1998, respectively, including approximately $747,000, $1,239,000 and $282,000 of incentive fees which are included in advisory fee revenue in 2000, 1999 and 1998, respectively.

Investments include shares held of the Atalanta/Sosnoff Fund, Atalanta/Sosnoff Value Fund, Atalanta/Sosnoff Focus Fund, and the Atalanta/Sosnoff Balanced Fund (the "Funds"). Management acts as Distributor to the Funds and Capital acts as Investment Advisor. The Funds' annual operating expenses are limited to 1.50% of net assets. Approximately $140,000, $91,000 and $3,000 of operating expenses were borne by Management in 2000, 1999, and 1998, respectively. Capital earned an advisory fee of approximately $103,000, $37,000 and none in 2000, 1999 and 1998, respectively.

Employment Agreement

In May 1985, Management entered into an employment agreement with an individual portfolio manager to provide investment related services to both Management and Capital. Under the terms of the agreement, the employee was paid the net profits relating to the accounts he managed (the "Net Profits") which represent advisory fees and commissions for all trades executed for his managed accounts, net of clearance and floor brokerage charges, allocated payroll, overhead and out-of-pocket expenses incurred on his behalf by Management. Effective October 1, 1998, Management entered into a new agreement with the employee for the period ended December 31, 2000, under which the employee relinquished the revenue from investment management and brokerage services provided to the managed accounts to Management.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

Pursuant to this agreement, Management has or will make payments to the employee in three annual installments in January 1999, 2000 and 2001, based upon a multiple of annualized revenues from the employee's managed accounts. Based upon the managed accounts asset value over the period, the Company recognized approximately $2.9 million ratably as compensation expense over the term of the arrangement. In addition, Management and the employee agreed to change the split of Net Profits paid to the employee from 100% during the twelve-month period ended September 30, 1998 to 50% for the twelve-month period ended September 30, 1999, 25% for the twelve-month period ended September 30, 2000, and 0% thereafter.

6. PROVISION FOR INCOME TAXES

The provision for income taxes consists of:

                                                     2000          1999          1998
                                                 ------------  ------------  ------------
   Current income taxes:
      Federal                                    $  8,373,000  $  6,141,000  $  3,822,000
      State and local                               4,508,000     1,337,000     1,694,600
                                                 ------------  ------------  ------------
   Total current                                   12,881,000     7,478,000     5,516,600
                                                 ------------  ------------  ------------
   Deferred income taxes (credit) provision:
      Federal                                      (2,885,000)    4,907,000       267,100
      State and local                              (1,545,000)    1,069,000       127,300
                                                 ------------  ------------  ------------
   Total deferred                                  (4,430,000)    5,976,000       394,400
                                                 ------------  ------------  ------------
                                                 $  8,451,000  $ 13,454,000  $  5,911,000
                                                 ============  ============  ============

A reconciliation of the statutory federal income tax rate and the effective rate based on consolidated income before income taxes in 2000, 1999 and 1998, is set forth below:

                                                   2000     1999     1998
                                                  ------   ------   ------

   Statutory federal income tax rate                34.9%    34.9%    34.5%
   Increase resulting from:
      State and local income taxes, net
         of federal tax benefit                      7.5      7.5      8.6
      Other                                            -      1.0      0.1
                                                  ------   ------   ------
   Effective rate                                   42.4%    43.4%   43.2%
                                                  ======   ======   ======

Deferred taxes payable are comprised of the following components as of December 31, 2000 and 1999:

                                                   2000             1999
                                                -----------     -----------

       Unrealized gain on investments           $9,271,000      $12,624,000

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

7. NET CAPITAL REQUIREMENTS

Management is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. At December 31, 2000, Management had net capital of $10,696,910, which was $10,446,910 in excess of its required net capital of $250,000, and had a ratio of aggregate indebtedness to net capital of 0.21 to 1.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and equipment under various noncancelable operating leases expiring through 2002. Rent expense was approximately $653,000, $671,000 and $680,000 in 2000, 1999 and 1998, respectively.

Approximate future minimum rental commitments under noncancelable operating leases are $626,000 in 2001 and $417,000 for 2002.

In October, 1999, the Company entered into a new 15-year lease on its existing office space in New York. This lease commences on September 1, 2002 and the approximate future minimum annual rent under this lease is $919,000, $1,011,000 and $1,103,000 per annum for each of the five-year periods ending August 2007, 2012, and 2017, respectively.

Clearance of Securities

Management has an agreement with a broker-dealer to clear securities transactions, carry customers' accounts on a fully disclosed basis and perform certain record-keeping functions. The agreement can be cancelled by either party upon 90 days' written notice. The agreement states that Management will assume customer obligations should a customer of Management default. The clearing broker-dealer controls credit risk of customers by requiring maintenance margin collateral in compliance with various regulatory and internal guidelines. At December 31, 2000, there were no significant customer receivables.

Compensation Agreements

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for senior executives. Under the MIP, each participant is entitled to receive his assigned share of the annual award pool, which is computed based on operating income performance goals, as defined in the MIP. An operating bonus of $541,000 was earned and accrued in 2000. No operating bonuses were earned under the operating MIP for 1999 and 1998.

The Company adopted an amendment to the MIP in 1999 whereby an annual investment performance bonus is earned by the Chief Executive Officer (CEO) based upon pre-tax earnings of certain managed assets of the Company in excess of a base index return, as defined, subject to a ceiling of 10% of total pre-tax income. Included in compensation expense is an accrued investment performance bonus to the CEO of $2,216,000 and $3,446,000 in 2000 and 1999, respectively.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

In addition, under the amended MIP agreement, the President of the Company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of the Partnership managed by the President and an annual bonus based upon the pre-tax earnings of the Company's investment in the Partnership managed by the President, subject to a ceiling of 10% of total pre-tax income. Included in compensation expense related to this bonus is approximately $1,683,000, $532,000 and $150,000 for 2000, 1999 and 1998, respectively.


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

A summary of option transactions for the three years ended December 31, 2000, is presented below. Each option becomes exercisable as to 20% of the total number of shares subject to the option six months after the date of grant, and as to an additional 20% each year thereafter. Generally, options may not be exercised more than ten years from the date of grant. Incentive Stock Options were granted at an exercise price of $9.00 in 1998. Nonqualified options were granted at exercise prices equal to the market price per share at the date of grant. Only the LTIP has options available for grant at the end of 1999.

                                                Incentive    Qualified     Nonqualified
                                                  Stock        Stock          Stock
                                                 Options      Options        Options       Total
                                                 --------    ---------      ----------   ---------

   Outstanding, beginning of 1998               50,000         -             150,000     200,000
   Granted during 1998                          50,000         -                -         50,000
                                               -------     ---------      ----------   ---------
   Outstanding, end of 1998, 1999 and 2000     100,000         -             150,000     250,000
                                               =======     =========      ==========   =========
   Exercisable, end of 1998                                                              150,000
                                                                                       =========
   Exercisable, end of 1999                                                              190,000
                                                                                       =========
   Exercisable, end of 2000                                                              230,000
                                                                                       =========
   Available for grant, end of 2000                                                       55,000
                                                                                       =========

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

The Company accounts for these options under Accounting Procedures Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income and comprehensive income. Had compensation cost for these options been determined consistent with the fair value method required by Financial Accounting Standards Board Statement No. 123 ("FASB No. 123"), the Company's net income and earnings per share would have been the following pro forma amounts in each of the three years ended December 31, 2000:

                                         2000           1999           1998
                                      ----------     ----------      ---------
        Net income:
           As reported              $ 11,502,840   $ 17,564,232    $ 7,783,518
           Pro forma                  11,393,489     17,454,834      7,668,032

        Basic EPS:
           As reported                      1.27           1.91            .81
           Pro forma                        1.26           1.90            .80

        Dilutive EPS:
           As reported                      1.27           1.91            .81
           Pro forma                        1.26           1.90            .80

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

The Company also has a profit-sharing plan covering substantially all full-time employees. Contributions to this plan, which in any fiscal year are at the discretion of the Board of Directors, were approximately $366,000, $265,000 and $131,000 in 2000, 1999 and 1998, respectively.

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

In January and February 2000, the Company purchased 6,500 and 5,000 shares of its common stock, respectively, at an average price of $8.98 per share. In August and September 2000, the Company purchased 19,000 and 39,400 shares of its common stock, respectively, at an average price of $9.98 per share.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998


11.     FINANCIAL INSTRUMENTS WITH
        OFF-BALANCE SHEET RISK AND
        CONCENTRATION OF CREDIT RISK

In the normal course of business, the Company enters into various equity transactions as principal. The execution, settlement and financing of these transactions may result in off-balance sheet risk or concentration of credit risk.

From time to time, the Company sells securities that it does not currently own and is therefore obligated to purchase such securities at a future date. The Company will incur a loss if the market price of the securities increases before such time that the Company purchases the securities.

The Company is engaged in trading activities with various counterparties. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

Cash and securities positions owned or sold by the Company are carried by its prime broker. To the extent the Company purchases or sells securities on margin, a specified level of collateral in the form of securities or cash is held by the prime broker to satisfy its margin requirements. This subjects the Company to counterparty credit risk with respect to the prime broker, to the extent cash and securities held by the prime broker on its behalf exceed the margin balance.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                                                            Quarter
                                                       -------------------------------------------------
                                                         First       Second         Third       Fourth
                                                       ---------    ---------     ---------    ---------
                                                        (000's omitted, except per share amounts)

2000:
   Operating revenues*                                 $   6,070    $   5,103     $   6,524    $   3,482
   Operating expenses**                                    4,627        4,714         5,336        3,331
   Income (loss) before income taxes                      12,818          707        11,249       (4,820)
   Net income (loss)                                       7,407          397         6,501       (2,802)
   Per common share-
      Basic                                            $     .82    $     .04     $     .72    $    (.31)
      Diluted                                                .82          .04           .72         (.31)

1999:
   Operating revenues*                                 $   4,223    $   4,497     $   4,197    $   5,353
   Operating expenses**                                    3,806        3,868         3,731        5,206
   Income before income taxes                              5,119        9,143         2,447       14,309
   Net income                                              2,897        5,186         1,383        8,098
   Per common share-
      Basic                                            $     .31    $     .56     $     .15    $     .89
      Diluted                                                .31          .56           .15          .89

1998:
   Operating revenues*                                 $   6,570    $   6,698     $   7,477    $   6,558
   Operating expenses**                                    3,372        3,446         3,152        3,639
   Income before income taxes                              3,198        3,252         4,325        2,919
   Net income                                              1,790        1,884         2,439        1,670
   Per common share-
      Basic                                            $     .19    $     .20     $     .25    $     .18
      Diluted                                                .19          .20           .25          .18



* Operating revenue includes advisory fees, commissions and other operating revenue.

** Operating expenses include total costs and expenses less investment performance bonuses payable to the CEO and the President pursuant to the amended MIP plan of $2,626,000 and $3,446,000 in 2000 and 1999, respectively. (See Note 8 to the audited financial statements.)

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

   10.4 Second Lease Modification Agreement dated as of January 1985 between Martin T. Sosnoff and Park Tower Associates. (Exhibit 10.4)(1)

   10.5 Form of Sublease between Martin T. Sosnoff and the Company. (Exhibit 10.5) (3)

   10.6 Assignment of Lease between the Company and North American Consortium, Inc. (Exhibit 10.7)(7)

   10.7 Sublease dated October 18, 1988 between the Company and First City Capital Corporation (8)

   10.8 Employment Agreement between Martin T. Sosnoff and the Company dated as of March 31, 1986 (Exhibit 10.6.) (1), (16)

   10.9 Consulting Agreement between Shepard D. Osherow and the Company dated December 21, 1987. (Exhibit 10.2) (6), (16)

   10.10 Form of Employment Agreement, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (16)

   10.11 Letter Agreement between Martin T. Sosnoff and L. Mark Newman dated February 14, 1985 and exhibits thereto. (Exhibit 10.20) (1)

   10.12 Agreement between Martin T. Sosnoff and Shepard D. Osherow dated February 25, 1985 regarding the Letter Agreement between Martin T. Sosnoff and L. Mark Newman. (Exhibit 10.21) (1)

   10.13   1987 Stock Option Plan. (Exhibit 4.1) (5), (16)

   10.14   1987 Incentive Stock Purchase Plan. (Exhibit 4.4) (5), (16)

   10.15   Restricted Stock Bonus Plan (8), (54)

   10.16 Form of Stock Bonus Award Agreements, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (16)

   10.17 Profit Sharing Trust Agreement and Plan dated May 21, 1985 between Atalanta/Sosnoff Capital Corporation and the plan trustees. (Exhibit 10.24) (1), (16)

   10.18 Sub-sublease dated June 23, 1989 between the Company and Ehrlich Bober & Co., Inc. (9)

   10.19 Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1992 (10), (16)

   10.20 Executive Employment Agreement dated as of December 9, 1992 between Robert J. Kobel and the Company (10), (16)

   10.21 Employment Agreement dated January 1, 1986 between Henry E. Parker and the Company (10), (16)

   10.22 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1993 and March 8, 1994 (11), (16)

   10.23 Executive Employment Agreement dated July 8, 1993 between Craig B. Steinberg and the Company (11), (16)

   10.24   Executive Employment Agreement dated December 7, 1995 between Robert
           J. Kobel and the Company (12), (16)

   10.25 Employment Agreement dated July 1, 1986 between James D. Staub and the Company (12), (16)

   10.26 Modification Agreement of Sub-Lease dated February 27, 1996 between the Company and Foote, Cone & Belding Advertising, Inc. (12), (16)

   10.27   1996 Long-Term Incentive Plan (13), (16)

   10.28 Restricted Stock Award Agreements dated as of September 17, 1997 executed by each of Craig B. Steinberg and Anthony G. Miller (13),
           (16)

   10.29 Employment Agreement dated December 22, 1997 between James D. Staub and the Company (13), (16)

   10.30 Agreement dated October 29, 1998 between William M. Knobler and the Company (14), (16)

   10.31 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on March 10, 1999 (14), (16)

   10.32 Lease agreement dated October 26, 1999 between the Company and 101 Park Avenue Associates. -- (15), (16)

   10.33 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on February 29, 2000 -- (15), (16)

   11.     Computation of Earnings per Share -- FILED HEREWITH

   22.     Subsidiaries of the Registrant. (Exhibit 22) (1)

   25.     Power of Attorney (included as part of the "Signatures" page).

   27.     Financial Data Schedule -- FILED HEREWITH

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

(14) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1998.

(15) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10-K for the year ended December 31, 1999.

(16) Required to be filed pursuant to the instructions to Item 14(c) of Form 10-K.

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on this 19rd day of March, 2001.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION


                               By: s/ Martin T. Sosnoff
                                  ---------------------
                                  Martin T. Sosnoff
                                  Chairman of the Board and
                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                    Title                                  Date
        ---------                    -----                                  ----

        s/ Ronald H. Menaker
        -----------------------
        Ronald H. Menaker            Director                          March 19, 2001


        s/ Anthony G. Miller
        -----------------------
        Anthony G. Miller            Executive Vice President,         March 19, 2001
                                     Chief Operating Officer,
                                     (Principal Financial
                                     and Accounting Officer)


        s/ Martin T. Sosnoff
        -----------------------
        Martin T. Sosnoff            Chairman, Chief                   March 19, 2001
                                     Executive Officer,
                                     Director (Principal
                                     Executive Officer)


        s/ Craig B. Steinberg
        -----------------------
        Craig B. Steinberg           President and                     March 19, 2001
                                     Director of Research,
                                     Director


        s/ Thurston Twigg-Smith
        -----------------------
        Thurston Twigg-Smith         Director                          March 19, 2001

                                     EXHIBIT INDEX


EXHIBIT NUMBER          DESCRIPTION                                      PAGE
--------------          -----------                                      ----

         11              Computation of Earnings per Share               S-1