Form 10-Q
period 2001-03-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2001-05-11
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     --------------------------------------


For Quarter Ended:
March 31, 2001                                    Commission File Number: 1-9137

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

Yes [X]   No [ ]

As of May 11, 2001 there were 8,996,107 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                          PAGE NO.

   Item 1 - Financial Statements

            Condensed Consolidated Statements
            of Financial Condition - March 31, 2001
            and December 31, 2000                                              3

            Condensed Consolidated Statements
            of Operations and Comprehensive Income (Loss)-
            Three Months Ended March 31, 2001 and 2000                         4

            Condensed Consolidated Statement
            of Changes in Shareholders' Equity -
            Three Months Ended March 31, 2001                                  5

            Condensed Consolidated Statements of
            Cash Flows - Three Months Ended
            March 31, 2001 and 2000                                            6

            Notes to Condensed Consolidated                                  7-9
            Financial Statements

            Special Note Regarding Forward-Looking Statements                 10

   Item 2 - Management's Discussion and Analysis
            of Results of Operations and Financial
            Condition                                                      11-13

Part II - Other Information

   Items 1-6                                                                  14

Signatures                                                                    15

Exhibit 11 - Computation of Earnings Per Share                                16

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         (UNAUDITED)
ASSETS                                                  MARCH 31, 2001  DECEMBER 31, 2000
------                                                  --------------  -----------------
Assets:
   Cash and cash equivalents                            $   2,383,700    $   3,488,606
   Accounts receivable                                      5,705,313        6,270,846
   Due from brokers                                         1,449,031        3,086,636
   Investments, at market                                  72,583,665       83,597,861
   Investments in limited partnerships                     24,018,371       25,295,627
   Fixed assets, net                                        1,587,900        1,694,353
   Exchange memberships, at cost                              402,000          402,000
   Other assets                                             3,140,975        3,078,246
                                                        -------------    -------------

     Total assets                                       $ 111,270,955    $ 126,914,175
                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Income taxes payable                                 $   6,053,633    $  10,623,550
   Securities sold not yet purchased, at market value       3,294,464          866,469
   Accounts payable and other liabilities                     578,510          674,335
   Accrued compensation payable                               132,787        5,415,419
   Dividends payable                                             --          2,268,781
                                                        -------------    -------------

     Total liabilities                                     10,059,394       19,848,554
                                                        -------------    -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                  --               --
   Common stock, $.01 par value; 30,000,000
       shares authorized , 9,075,127
       shares issued                                           90,751           90,751
   Additional paid-in capital                              19,360,259       19,360,259
   Retained earnings                                       83,589,430       85,210,852
   Accumulated other comprehensive income (loss) -
       unrealized gains (losses) from investments,
       net of deferred income tax (credit)                    (17,420)       4,777,820
   Unearned compensation                                   (1,125,197)      (1,687,799)
   Treasury stock, at cost, 69,900 shares                    (686,262)        (686,262)
                                                        -------------    -------------

     Total shareholders' equity                           101,211,561      107,065,621
                                                        -------------    -------------

     Total liabilities and shareholders' equity         $ 111,270,955    $ 126,914,175
                                                        =============    =============

Book value per common share                             $       11.24    $       11.89
                                                        =============    =============


            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                          MARCH 31, 2001  MARCH 31, 2000
                                                          --------------  --------------
Revenues:
   Advisory fees                                           $  3,608,317    $  5,528,264
   Commissions and other operating revenues                     560,478         541,209
   Realized and unrealized gains (losses) from principal
             securities transactions, net                    (3,255,272)     11,277,330
   Interest and dividend income, net                            234,593         197,744
                                                           ------------    ------------

     Total revenues                                           1,148,116      17,544,547
                                                           ------------    ------------

Costs and expenses:
   Employees' compensation                                    2,830,463       3,414,550
   Clearing and execution costs                                 238,999         346,914
   Selling expenses                                             128,057         163,114
   General and administrative expenses                          919,019         802,341
                                                           ------------    ------------

     Total costs and expenses                                 4,116,538       4,726,919
                                                           ------------    ------------

     Income (loss) before provision for
            income taxes (credit)                            (2,968,422)     12,817,628

Provision for income taxes (credit)                          (1,347,000)      5,411,000
                                                           ------------    ------------

       Net income (loss)                                   $ (1,621,422)   $  7,406,628
                                                           ============    ============

Earnings (loss) per common share - basic                   $      (0.18)   $       0.82
                                                           ============    ============

Earnings (loss) per common share - diluted                          N/A    $       0.82
                                                           ============    ============


Net income (loss), as presented above                      $ (1,621,422)   $  7,406,628

Other comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (credit)                     (4,795,240)     (4,603,656)
                                                           ------------    ------------

Comprehensive income (loss)                                $ (6,416,662)   $  2,802,972
                                                           ============    ============


            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                   Accumulated other
                                                                     comprehensive
                                                                    income (loss) -
                                       Additional                  unrealized gains
                           Common       Paid-In        Retained      (Losses) from       Unearned       Treasury
                            Stock       Capital        Earnings     investments, net   Compensation       Stock           Total
                          --------   ------------   -------------  ------------------  -------------    ----------    -------------
Balance -
December 31, 2000          $ 90,751   $ 19,360,259   $  85,210,852    $   4,777,820    ($  1,687,799)   ($ 686,262)   $ 107,065,621

Amortization of unearned
compensation                                                                                 562,602                        562,602

Net unrealized losses
from investments, net of
deferred income tax credit                                               (4,795,240)                                     (4,795,060)

Net income (loss)                                       (1,621,422)                                                      (1,621,422)
                           --------   ------------   -------------    -------------    -------------    ----------    -------------
Balance -
March 31, 2001             $ 90,751   $ 19,360,259   $  83,589,430    ($     17,420)   ($  1,125,197)   ($ 686,262)   $ 101,211,561
                           ========   ============   =============    =============    =============    ==========    =============


            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                           2001            2000
                                                       ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                   $ (1,621,422)   $  7,406,628

Adjustments to reconcile net income (loss) to
net cash used in operating
activities:
   Depreciation and amortization                            128,223         106,151
   Amortization of unearned compensation                    562,602         562,602
   Realized and unrealized (gains) losses from
       principal securities transactions, net             3,255,272     (11,277,330)

Increase (decrease) from changes in:
   Accounts receivable                                      565,533        (507,236)
   Other assets                                             (62,729)       (107,485)
   Income taxes payable                                  (1,373,090)        796,450
   Accounts payable and other liabilities                   (95,825)        146,886
   Accrued compensation payable                          (5,282,632)     (3,759,979)
                                                       ------------    ------------


       Net cash used in operating activities             (3,924,068)     (6,633,313)
                                                       ------------    ------------

Cash flows from investing activities:
    Due from (to) brokers                                 1,637,605      (8,297,630)
   Purchases of fixed assets                                (21,770)       (258,484)
   Purchases of investments                             (78,992,770)    (51,918,982)
   Proceeds from sales of investments                    82,464,878      64,498,055
                                                       ------------    ------------

       Net cash provided by investing activities          5,087,943       4,022,959
                                                       ------------    ------------


Cash flows from financing activities:
     Dividends paid                                      (2,268,781)           --
     Purchases of treasury stock                               --          (103,227)
                                                       ------------    ------------

       Net cash used in financing activities             (2,268,781)       (103,227)
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents     (1,104,906)     (2,713,581)
Cash and cash equivalents, beginning of period            3,488,606       4,387,987
                                                       ------------    ------------

Cash and cash equivalents, end of period               $  2,383,700    $  1,674,406
                                                       ============    ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                        $     79,138    $     30,656
                                                       ============    ============
       Income taxes                                    $     26,090    $  4,614,550
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 2000 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

Note 2:  Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, with the exception of investments held by Management. The Company has designated certain investments held by the Holding Company, Capital and ASCC in equity and debt securities as "available for sale" and, accordingly, recorded these investments at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. ASCC holds certain equity and debt securities as "trading" securities which are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of operations and comprehensive income (loss). Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of operations and comprehensive income (loss).

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

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying condensed consolidated financial statements at the Company's share of the net asset values as reported by the respective Partnerships with the unrealized gain or loss recorded in the consolidated statements of operations and comprehensive income (loss).

Note 3: Non-Cash Compensation Charges ("NCCC") Under 1996 Long Term Incentive Plan ("LTIP")

In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives of the Company under the terms of the LTIP. Such awards vest over the four year period ending September 30, 2001. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually). Accordingly, NCCC of approximately $563,000 were charged to operations in both the first quarter of 2001 and 2000, respectively.

Note 4:  Senior Vice President Accounts

Certain high net worth accounts subject to the over-all supervision and control of the Company are under the management of a Senior Vice President (the "SVP Accounts"). Effective October 1, 1998, the Company entered into a facilities agreement with the SVP for the period ended December 31, 2000 under which the SVP relinquished the right to receive revenues generated by the investment management and brokerage services provided to the SVP Accounts to the Company.

Pursuant to this Agreement, the Company has made payments to the SVP in three installments in January of 1999, 2000 and 2001 based upon a multiple of annualized revenues of the SVP Accounts in the fourth quarter of 1998, 1999 and 2000, respectively. Based upon the SVP Accounts asset value over the period, the Company recognized approximately $2.9 million as compensation expense ratably over the term of the arrangement. In addition, Management and the SVP agreed to change the split of Net Profits paid to the SVP from 100% during the twelve month period ended September 30, 1998 to 50% for the twelve month period ended September 30, 1999, 25% for the twelve month period ended September 30, 2000, and 0% thereafter. The SVP has remained an employee of the Company.

Note 5:  Compensation Expense

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for certain senior executives. Under the MIP, each participant is entitled to receive their assigned share of the annual reward pool, which is computed based on operating income performance goals, as defined in the MIP. There was no MIP operating bonus earned and accrued in the three months ended March 31, 2001 and 2000, respectively.

Pursuant to the MIP, the President of the Company earns a bonus based upon the pretax operating profits earned by the Company as general partner of the hedge fund managed by the President, and an annual bonus based upon the pretax earnings of the Company's investment in the hedge fund managed by the President in excess of a base indexed return, subject to a ceiling of 10% of total pretax income. Compensation expense related to these bonuses was $300,000 for the three months ended March 31, 2000, compared with none for the three months ended March 31, 2001.

In addition, under the MIP, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pretax earnings of certain managed assets of the Company in excess of a base indexed return, as defined, subject to a ceiling of 10% of total pretax income. Included in compensation expense related to Notes to the MIP are accrued bonuses to the CEO totaling $100,000 for the three months ended March 31, 2000, compared with none for the three months ended March 31, 2001.

Note 6:  Treasury Stock

In January and February 2000, the Company purchased 6,500 and 5,000 shares, respectively, of its common stock at an average market price of $8.98 per share.

In August and September 2000, the Company purchased 19,000 and 39,400 shares, respectively, of its common stock at an average market price of $9.98 per share.

In May 2001, the Company purchased 9,120 shares of its common stock at the market price of $11.00 per share.

Note 7:  Earnings (Loss) Per Share

Basic earnings (loss) per share amounts were computed based on 9,005,227 and 9,066,270 weighted average common shares outstanding in the first quarters of 2001 and 2000, respectively. Diluted earnings per share amounts were computed based on 9,075,307 weighted average common shares outstanding in the first quarter of 2000. Because the Company reported a loss for the first quarter of 2001, the effect of stock options is antidiluted in determining dilutive earnings per share.

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

I.       General

         Assets totaled $111.3 million at March 31, 2001, compared with $126.9 million at December 31, 2000, and book value per common share totaled $11.24 at March 31, 2001, compared with $11.89 at December 31, 2000.

         Cash and cash equivalents totaled $2.4 million at March 31, 2001, compared with $3.5 million at December 31, 2000. Net investments (at market) totaled $69.3 million at March 31, 2001, compared with $82.7 million at the end of 2000. Unrealized losses on investments, net of deferred tax credit, totaled $17,000 at March 31, 2001, compared with an unrealized gain, net of deferred taxes, of $4.8 million at December 31, 2000.

         Assets under management at March 31, 2001 totaled $2.35 billion, or 13% less than at March 31, 2000 and December 31, 2000, respectively. Negative performance results of $287 million combined with net client withdrawals of $50 million over the twelve months ended March 31, 2001 accounted for the decrease.

         The Company had a net loss of ($1.6) million (($.18) per common share) for the three months ended March 31, 2001, compared with net income of $7.4 million ($.82 per common share diluted) for the same period in 2000.

         After eliminating non-operating charges, pretax operating income totaled $616,000 in the first quarter of 2001, compared with $2.4 million in the first quarter of 2000.

II.      Assets Under Management

         Assets under management totaled $2.35 billion at March 31, 2001, compared with $2.71 billion at December 31, 2000, and $2.69 billion on March 31, 2000. Average assets under management decreased 2% to $2.57 billion in the first quarter of 2001, compared with $2.63 billion in the comparable period a year ago. Average managed assets for the first quarter of 2001 decreased 4% compared with the fourth quarter of 2000.

         During the first quarter of 2001, new accounts of $55 million, net withdrawals out of client accounts of $97 million, and negative performance of $313 million accounted for the decrease in managed assets.

         In the twelve months ended March 31, 2001, new accounts of $225 million, net withdrawals out of client accounts of $275 million, and negative performance of $287 million accounted for the decrease in managed assets.

III.     Results of Operations

         Quarterly Comparison

         Total revenues for the first quarter of 2001 decreased to $1.1 million, from $17.5 million in the first quarter of 2000. Revenue from advisory fees and commissions ("operating revenue") decreased to $4.2 million in the first quarter of 2001, as compared with $6.1 million in the first quarter of 2000.

         Expenses for the first quarter of 2001 decreased 13% to $4.1 million, from $4.7 million in the first quarter of 2000.

         The following table depicts variances in significant income statement items for the three months ended March 31, 2001 compared with the same period in 2000. Explanations of the variances follow the table.

                                                       (000's)
                                               3 Months Ended March 31,
                                               -----------------------   Percentage
                                                   2001       2000         Change
                                                   ----       ----         ------
         A. Advisory fees                        $ 3,608    $ 5,528         (35%)
         B. Realized and unrealized gains
            (losses) from principal securities
            transactions, net                     (3,255)    11,277          N/A
         C. Employees' compensation                2,830      3,415         (17%)
         D. Non-compensation expenses              1,286      1,312          (2%)

o The 35% decrease in advisory fees is primarily due to a decrease in management and incentive fees earned from a Company sponsored investment partnership; from approximately $1.2 million earned in the first quarter of 2000, compared with a loss of ($116,000) in the first quarter of 2001.

o Difficult market conditions contributed to the Company recording a net realized and unrealized loss from investment transactions in the first quarter of 2001, compared with a net realized and unrealized gain from investment transactions for the first quarter of 2000. Total net losses from principal securities transactions and net interest and dividend income was ($3.0) million for the first quarter of 2001, compared with $11.5 million of revenue recorded in the first quarter of 2000. The net realized and unrealized losses from principal securities transactions were $200,000 and $2.8 million, respectively, for the first quarter of 2001, as compared to net realized and unrealized gains of $8.3 million and $3.2 million, respectively, for the first quarter of 2000.

o The decrease of 17% in employees' compensation is primarily due to a decrease in accrued bonus compensation, including bonuses related to the Company's Management Incentive Plan, to $334,000 in the first quarter of 2001 from $570,000 in the first quarter of 2000 and payments of $375,000 to a senior officer under a revised facilities agreement involving certain managed accounts included in the first quarter of 2000 compared with none in the first quarter of 2001. Non-cash compensation charges of $563,000 are included in the first quarter of 2001 and 2000.

o Non-compensation expenses decreased 2% for the three months ended March 31, 2001 as compared to the 2000 comparable quarter. The decrease was primarily related to a decrease in clearing and execution costs and in selling expenses.

IV.      Liquidity and Capital Resources

         Investments, net, which includes corporate and convertible debt, U.S. government agency debt instruments, marketable equity securities and the Atalanta/Sosnoff Mutual Funds, aggregated $69.3 million at March 31, 2001, compared with $82.7 million at the end of 2000. Shareholders' equity decreased to $101.2 million at March 31, 2001, from $107.1 million at the end of 2000, primarily from a net loss of $1.6 million recorded in the first quarter of 2001, and unrealized losses (net of deferred tax credit) of $4.8 million in the investment portfolio. The Company had a net unrealized loss of $17,000 in shareholders' equity at March 31, 2001, compared with a net unrealized gain of $4.8 million at December 31, 2000.

         At March 31, 2001, the Company's net investment portfolio at market totaled $95.7 million (cost basis $81.8 million), compared with $111.5 million (cost $86.0 million) at the end of 2000, which was comprised of cash and cash equivalents, net investments described above and investments in limited partnerships. At March 31, 2001, the Company was invested primarily in 19 separate large-cap equity securities, in a more concentrated fashion of what it does for its managed client accounts. The largest security position was in AOL Time Warner, which represented 5% of the Company's investment portfolio as of March 31, 2001.

         If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $10 million; if the market were to decline by 20%, the Company might experience unrealized losses of $20 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are primarily large-cap equity holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

         At March 31, 2001, the Company had cash and cash equivalents of $2.4 million, compared with $3.5 million at the end of 2000. Operating activities generated net cash outflows of $3.9 million in the three months ended March 31, 2001, compared with $6.6 million of outflows in the same period in 2000, reflecting the changing levels of operating assets and liabilities and net income (loss) over those periods. Net cash provided by investing activities totaled $5.1 million in the first three months of 2001, compared with $4.0 million in the comparable 2000 period. The increase in 2001 and 2000 was primarily the result of net proceeds from investment transactions. Net cash outflows from financing activities was $2.3 million in the first three months of 2001 compared to $103,000 of cash outflows in the comparable 2000 period. The cash outflow in 2001 was the result of paying dividends accrued at December 31, 2000, and the outflow in the first quarter of 2000 is a result of purchasing treasury stock.

         In January and February 2000, the Company purchased 6,500 and 5,000 shares of its common stock, respectively, at an average market price of $8.98 per share. In August and September, 2000, the Company purchased 19,000 and 39,400 shares of its common stock, respectively, at an average market price of $9.98 per share. In May 2001, the Company purchased 9,120 shares of its common stock at a market price of $11.00 per share.

         At March 31, 2001, there were no liabilities for borrowed money.

Part II. Other Information

                  Item 1.  Legal Proceedings

                           None.

                  Item 2.  Changes in Securities

                           None.

                  Item 3.  Default upon Senior Securities

                           None.

                  Item 4.  Submission of Matters to a Vote of Security

                           At the Company's Annual Meeting of Stockholders held on May 10, 2001, the election of the Board of Directors' nominees was approved and ratification of the appointment of the Company's independent auditors was approved.

                  Item 5.  Other Information.

                           None.

                  Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit
                  Number      Description                          Page
                  ------      -----------                          ----
                   2          None.
                   4          None.
                  11          Computation of Earnings per Share.    16
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


                               Atalanta/Sosnoff Capital Corporation


         Date: May 11, 2001    /s/  Martin T. Sosnoff
                               ----------------------
                               Martin T. Sosnoff
                               Chairman of the Board and Chief Executive Officer


         Date: May 11, 2001    /s/ Anthony G. Miller
                               ---------------------
                               Anthony G. Miller
                               Executive Vice President, Chief Operating Officer



         Date: May 11, 2001    /s/ Kevin S. Kelly
                               ------------------
                               Kevin S. Kelly
                               Senior Vice President, Chief Financial Officer