Form 10-Q
period 2001-06-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2001-12-06
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
June 30, 2001                                   Commission File Number: 1-9137

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

Yes      X        No

As of August 10, 2001 there were 8,910,307 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                         PAGE NO.
                                                                       --------

         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - June 30, 2001
                  and December 31, 2000                                     3

                  Condensed Consolidated Statements
                  of Operations and Comprehensive Income (Loss) -
                  Three Months Ended June 30, 2001 and 2000                 4

                  Condensed Consolidated Statements
                  Of operations and Comprehensive Income (Loss) -
                  Six Months Ended June 30, 2001 and
                  2000                                                      5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity -
                  Six Months Ended June 30, 2001                            6

                  Condensed Consolidated Statements of
                  Cash Flows - Six Months Ended
                  June 30, 2001 and 2000                                    7

                  Notes to Condensed Consolidated                        8-10
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements        11

         Item 2 - Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                           12-16

Part II - Other Information

         Items 1-6                                                         17

Signatures                                                                 18

Exhibit 11 - Computation of Earnings (Loss) Per Share                      19

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                 (UNAUDITED)
ASSETS                                                                           JUNE 30, 2001          DECEMBER 31, 2000
------                                                                           -------------          -----------------
Assets:
   Cash and cash equivalents                                                    $     601,677             $   3,488,606
   Accounts receivable                                                              5,464,424                 6,270,846
   Due from brokers                                                                 2,478,080                 3,086,636
   Investments, at market                                                          73,172,773                83,597,861
   Investments in limited partnerships                                             25,294,220                25,295,627
   Fixed assets, net                                                                1,457,016                 1,694,353
   Exchange memberships, at cost                                                      402,000                   402,000
   Other assets                                                                     3,208,018                 3,078,246
                                                                                -------------             -------------

     Total assets                                                               $ 112,078,208             $ 126,914,175
                                                                                =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Income taxes payable                                                         $   5,625,758             $  10,623,550
   Securities sold not yet purchased, at market value                                    ----                   866,469
   Accounts payable and other liabilities                                           1,261,091                   674,335
   Accrued compensation payable                                                       216,637                 5,415,419
   Dividends payable                                                                     ----                 2,268,781
                                                                                -------------             -------------

     Total liabilities                                                              7,103,486                19,848,554
                                                                                -------------             -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                                             -                         -
   Common stock, $.01 par value; 30,000,000
       shares authorized, 9,075,127
       shares issued                                                                   90,751                    90,751
   Additional paid-in capital                                                      19,360,259                19,360,259
   Retained earnings                                                               85,143,009                85,210,852
   Accumulated other comprehensive income -
       unrealized gains from investments,
       net of deferred income tax                                                   2,721,327                 4,777,820
   Unearned compensation                                                             (562,595)               (1,687,799)
   Treasury stock, at cost, 164,820 and 69,900
         shares, respectively                                                      (1,778,029)                 (686,262)
                                                                                -------------             -------------
     Total shareholders' equity                                                   104,974,722               107,065,621
                                                                                -------------             -------------

     Total liabilities and shareholders' equity                                 $ 112,078,208             $ 126,914,175
                                                                                =============             =============

Book value per common share                                                     $       11.78             $       11.89
                                                                                =============             =============



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                            -----------------------------------
                                                                            JUNE 30, 2001         JUNE 30, 2000
                                                                            -------------         -------------
Revenues:
   Advisory fees                                                            $ 3,464,281            $ 4,503,961
   Commissions and other operating revenues                                     416,050                598,595
   Realized and unrealized gains (losses) from principal
             securities transactions, net                                     2,924,659                341,848
   Interest and dividend income, net                                            133,417                219,443
                                                                            -----------            -----------

     Total revenues                                                           6,938,407              5,663,847
                                                                            -----------            -----------

Costs and expenses:
   Employees' compensation                                                    3,014,270              3,773,205
   Clearing and execution costs                                                 189,970                326,476
   Selling expenses                                                             151,578                181,717
   General and administrative expenses                                          798,768                675,675
                                                                            -----------            -----------

     Total costs and expenses                                                 4,154,586              4,957,073
                                                                            -----------            -----------

     Income before provision for
                  income taxes                                                2,783,821                706,774

Provision for income taxes                                                    1,230,000                310,000
                                                                            -----------            -----------

       Net income                                                           $ 1,553,821            $   396,774
                                                                            ===========            ===========

Earnings per common share - basic                                           $      0.17            $      0.04
                                                                            ===========            ===========

Earnings per common share - diluted                                         $      0.17            $      0.04
                                                                            ===========            ===========


Net income, as presented above                                              $ 1,553,821            $   396,774

Other comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (credit)                                      2,738,747             (3,392,529)
                                                                            -----------            -----------

Comprehensive income (loss)                                                 $ 4,292,568            $(2,995,755)
                                                                            ===========            ===========



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                                                     SIX MONTHS ENDED
                                                                            ------------------------------------
                                                                            JUNE 30, 2001           JUNE 30, 2000
                                                                            ------------           -------------
Revenues:
   Advisory fees                                                            $  7,072,598            $ 10,032,226
   Commissions and other operating revenues                                      976,529               1,139,803
   Realized and unrealized gains (losses) from principal
             securities transactions, net                                       (330,613)             11,619,178
   Interest and dividend income, net                                             368,010                 430,719
                                                                            ------------            ------------

     Total revenues                                                            8,086,524              23,221,926
                                                                            ------------            ------------

Costs and expenses:
   Employees' compensation                                                     5,844,732               7,187,755
   Clearing and execution costs                                                  428,969                 673,390
   Selling expenses                                                              279,865                 344,831
   General and administrative expenses                                         1,717,801               1,491,548
                                                                            ------------            ------------

     Total costs and expenses                                                  8,271,367               9,697,524
                                                                            ------------            ------------

     Income (loss) before provision for
                  income taxes (credit)                                         (184,843)             13,524,402

Provision for income taxes (credit)                                             (117,000)              5,721,000
                                                                            ------------            ------------

       Net income (loss)                                                    $    (67,843)           $  7,803,402
                                                                            ============            ============

Earnings (loss) per common share - basic                                    $      (0.01)           $       0.86
                                                                            ============            ============

Earnings per common share - diluted                                                  N/A            $       0.86
                                                                            ============            ============


Net income (loss), as presented above                                       $    (67,843)           $  7,803,402

Other comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (credit)                                      (2,056,493)             (7,996,185)
                                                                            ------------            ------------

Comprehensive income (loss)                                                 $ (2,124,336)           $   (192,783)
                                                                            ============            ============



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)



                                                                   Accumulated other
                                                                    compre-hensive
                                                                       income -
                                          Additional                unrealized gains
                                Common     Paid-In      Retained         from            Unearned        Treasury
                                Stock      Capital      Earnings    investments, net   Compensation       Stock          Total
                                -----      -------      --------    ----------------   ------------       -----          -----

Balance -
December 31, 2000              $90,751   $19,360,259   $85,210,852    $4,777,820       ($1,687,799)     ($686,262)   $107,065,621


Purchase of treasury stock                                                                             (1,091,767)     (1,091,767)


Amortization of unearned
compensation                                                                             1,125,204                      1,125,204


Net unrealized losses from
investments, net of
deferred income tax credit
                                                                      (2,056,493)                                      (2,056,493)

Net income (loss)                   --          --         (67,843)         --             --               --            (67,843)
                               -------   -----------   -----------    ----------         ---------    ----------   ---------------

Balance -
June 30, 2001                  $90,751   $19,360,259   $85,143,009    $2,721,327         $(562,595)   $(1,778,029)  $(104,974,722)
                               =======   ===========   ===========    ===========        =========    ===========   =============



            See Notes to Condensed Consolidated Financial Statements

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                                     2001                2000
                                                                                -------------        -------------
Cash flows from operating activities:
   Net income (loss)                                                            $     (67,843)       $   7,803,403

Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                      260,681              214,875
   Amortization of unearned compensation                                            1,125,204            1,125,204
   Realized and unrealized (gains) losses from
       principal securities transactions, net                                         330,613          (11,619,178)

Increase (decrease) from changes in:
   Accounts receivable                                                                806,422             (400,570)
   Other assets                                                                      (129,772)            (125,033)
   Income taxes payable                                                            (3,626,796)          (3,019,550)
   Accounts payable and other liabilities                                             586,756              436,783
   Accrued compensation payable                                                    (5,198,782)          (2,879,236)
                                                                                -------------        -------------


       Net cash used in operating activities                                       (5,913,517)          (8,463,302)
                                                                                -------------        -------------

Cash flows from investing activities:
    Due from (to) brokers                                                             608,556            3,056,152
   Purchases of fixed assets                                                          (23,344)            (355,952)
   Purchases of investments                                                      (120,777,592)        (132,789,628)
   Proceeds from sales of investments                                             126,579,516          135,472,512
                                                                                -------------        -------------

       Net cash provided by investing activities                                    6,387,136            5,383,084
                                                                                -------------        -------------


Cash flows from financing activities:
     Dividends paid                                                                (2,268,781)                  --
     Purchases of treasury stock                                                   (1,091,767)            (103,227)
                                                                                -------------        -------------

       Net cash used in financing activities                                       (3,360,548)            (103,227)
                                                                                -------------        -------------

Net increase (decrease) in cash and cash equivalents                               (2,886,929)          (3,183,445)
Cash and cash equivalents, beginning of period                                      3,488,606            4,387,987
                                                                                -------------        -------------

Cash and cash equivalents, end of period                                        $     601,677        $   1,204,542
                                                                                =============        =============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                                                 $     168,820        $      69,045
                                                                                =============        =============
       Income taxes                                                             $   3,509,796        $   8,740,550
                                                                                =============        =============

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 2000 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations," which is effective for periods beginning after June 30, 2001 and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Management does not believe that the impact of the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial position or results of operations to be material.

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

Note 3: Non-Cash Compensation Charges ("NCCC") Under 1996 Long Term Incentive Plan ("LTIP")


In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives of the Company under the terms of the LTIP. Such awards vest over the four year period ending September 30, 2001. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price is recorded as unearned compensation in shareholders' equity and is being amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually). Accordingly, NCCC of approximately $563,000 and $1,126,000 were charged to operations in both the three and six months ended June 30, 2001 and 2000, respectively.

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

Note 5:  Compensation Expense

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for certain senior executives. Under one component of the MIP, each participant is entitled to receive their assigned share of the annual reward pool, which is computed based on operating income performance goals, as defined in the MIP. There was no MIP operating bonus earned and accrued in the three and six months ended June 30, 2001 and 2000, respectively.

Pursuant to another component of the MIP, the President of the Company earns a bonus based upon the pretax operating profits earned by the Company as general partner of the hedge fund managed by the President, and an annual bonus based upon the pretax earnings of the Company's investment in the hedge fund managed by the President in excess of a base indexed return, subject to a ceiling of 10% of total pretax income. Compensation expense related to these bonuses was $656,000 and $956,000 for the three and six months ended June 30, 2000, compared with none for the three and six months ended June 30, 2001.

In addition, under a separate component of the MIP, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pretax earnings of certain managed assets of the Company in excess of a base indexed return, as defined, subject to a ceiling of 10% of total pretax income. Included in compensation expense related to the MIP are accrued bonuses to the CEO totaling $100,000 for the six months ended June 30, 2000, compared with none for the three and six months ended June 30, 2001.

Note 6:  Treasury Stock

In May 2001, the Company purchased 94,920 shares of its common stock at an average market price of $11.50 per share.

Note 7:  Earnings (Loss) Per Share

Basic earnings (loss) per share amounts were computed based on 8,957,888 and 9,063,627 weighted average common shares outstanding in the second quarters of 2001 and 2000, respectively. Diluted earnings per share amounts were computed based on 8,984,650 and 9,076,952 weighted average common shares outstanding in the three months ended June 30, 2001 and 2000, respectively. Basic earnings
(loss) per share amounts were computed based on 8,981,557 and 9,064,948 weighted average common shares in the first six months of 2001 and 2000, respectively. Diluted earnings per share amounts were computed based on 9,075,704 weighted average common shares outstanding in the six months ended June 30, 2000. Because the Company reported a loss for the first six months of 2001, the effect of stock options is antidilutive in determining dilutive earnings per share.

See Exhibit 11 for further details on the computation of earnings per common share.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition", and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include among others, the following: general economic and business conditions; the loss of, or the failure to replace, any significant clients; changes in the relative investment performance of client or firm accounts and changes in the financial marketplace, particularly in the securities markets. These forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Part I.  Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.

   I.    General

         Assets totaled $112.1 million at June 30, 2001, compared with $126.9 million at December 31, 2000, and book value per common share totaled $11.78 at June 30, 2001, compared with $11.89 at December 31, 2000.

         Cash and cash equivalents totaled $602,000 at June 30, 2001, compared with $3.5 million at December 31, 2000. Net investments (at market) totaled $73.2 million at June 30, 2001, compared with $82.7 million at the end of 2000. Unrealized gains on investments, net of deferred tax, totaled $2.7 million at June 30, 2001, compared with $4.8 million at December 31, 2000.

         Assets under management at June 30, 2001 totaled $2.37 billion, or 8% less than at June 30, 2000 and 1% more than at March 31, 2001. Negative performance results of $73 million combined with net client withdrawals of $138 million over the twelve months ended June 30, 2001 account for the decrease.

         The Company had net income of $1.6 million ($.17 per common share diluted) for the three months ended June 30, 2001, compared with net income of $397,000 ($.04 per common share diluted) for the same period in 2000. The Company had a net loss of $68,000 (($0.01) per common share) for the six months ended June 30, 2001, compared with net income of $7.8 million ($.86 per common share diluted) for the first six months of 2000.

         After eliminating non-operating charges, pretax operating income totaled $288,000 in the second quarter of 2001, compared with $1.3 million in the second quarter of 2000, and $903,000 for the six months ended June 30, 2001, compared with $3.7 million for the six months ended June 30, 2000.

   II.   Assets Under Management

         Assets under management totaled $2.37 billion at June 30, 2001, compared with $2.35 billion at March 31, 2001, and $2.58 billion on June 30, 2000. Average assets under management decreased 7% to $2.40 billion in the second quarter of 2001, compared with $2.58 billion in the comparable period a year ago. Average managed assets for the second quarter of 2001 decreased 7% compared with the first quarter of 2001.

         During the first six months of 2001, new accounts of $115 million, offset by net withdrawals out of client accounts of $245 million and negative performance of $210 million, accounted for the decrease in managed assets.

         In the twelve months ended June 30, 2001, new accounts of $211 million, offset by net withdrawals out of client accounts of $349 million and negative performance of $73 million, accounted for the decrease in managed assets.

III.     Results of Operations

         Quarterly Comparison

         Total revenues for the second quarter of 2001 increased 23% to $6.9 million, from $5.7 million in the second quarter of 2000. Revenue from advisory fees and commissions ("operating revenue") decreased to $3.9 million in the second quarter of 2001, as compared with $5.1 million in the second quarter of 2000.

         Expenses for the second quarter of 2001 decreased 16% to $4.2 million, from $5.0 million in the second quarter of 2000.

         The following table depicts variances in significant income statement items for the three months ended June 30, 2001 compared with the same period in 2000. Explanations of the variances follow the table.



                                                           (000's)
                                                        3 Months Ended June 30,
                                                      -------------------------     Percentage
                                                      2001                2000        Change
                                                      ----                ----      ----------

         A. Advisory fees                             $3,464              $4,504       (23%)
         B. Realized and unrealized gains
              from principal securities
              transactions, net                        2,925                 342        755%
         C. Employees' compensation                    3,014               3,773       (20%)
         D. Non-compensation expenses                  1,141               1,184        (4%)


o The 23% decrease in advisory fees is primarily due to the difficult market conditions in 2001 and the decrease in assets under management as discussed above. Additionally, the Company experienced a decrease in incentive fees earned from a Company sponsored investment partnership; from approximately $347,000 earned in the second quarter of 2000, compared with none in the second quarter of 2001.

o The Company recorded a net realized and unrealized gain of $2.9 million from investment transactions in the second quarter of 2001, compared with a net realized and unrealized gain of $342,000 for the second quarter of 2000. The net realized and unrealized gains from principal securities transactions were $979,000 and $1.9 million, respectively, for the second quarter of 2001, as compared to net realized gains and unrealized losses of $1.6 million and $1.2 million, respectively, for the second quarter of 2000.

o The decrease of 20% in employees' compensation is primarily due to the aforementioned decrease in advisory fees and the resulting decrease in accrued bonus compensation, including bonuses related to the Company's Management Incentive Plan. Also, payments of $375,000 to a senior officer under a revised facilities agreement involving certain managed accounts are included in the second quarter of 2000, compared with none in the second quarter of 2001. Non-cash compensation charges of $563,000 are included in both the second quarters of 2001 and 2000.

o Non-compensation expenses decreased 4% for the three months ended June 30, 2001 as compared to the 2000 comparable quarter. The decrease was primarily related to a decrease in clearing and execution costs and in selling expenses partially offset by a moderate increase in general and administrative expenses.

         Year-to-Date Comparison

         Total revenues for the first six months of 2001 decreased to $8.1 million, as compared with $23.2 million in the first six months of 2000. Operating revenue decreased to $8.0 million in the first six months of 2001, as compared with $11.2 million in the first six months of 2000.

         Expenses for the first six months of 2001 decreased 15% to $8.3 million, from $9.7 million in the first six months of 2000.

         The following table depicts variances in significant income statement items for the six months ended June 30, 2001 compared with the same period in 2000. Explanations of the variances follow the table.



                                                                    (000's)
                                                            6 Months Ended June 30,
                                                            -----------------------     Percentage
                                                          2001                2000        Change
                                                          ----                ----      ----------
         A. Advisory fees                                 $7,073             $10,032       (30%)
         B. Realized and unrealized gains
              (losses) from principal securities
              transactions, net                            (331)              11,619         N/A
         C. Employees' compensation                        5,845               7,188       (19%)
         D. Non-compensation expenses                      2,427               2,510        (3%)



o The 30% decrease in advisory fees is primarily due to the difficult market conditions in 2001 and the decrease in assets under management as discussed above. Additionally, the Company experienced a decrease in incentive fees earned from a Company sponsored investment partnership; from approximately $1.5 million earned in the first half of 2000, compared with none in 2001.

o Difficult market conditions contributed to the Company recording a net realized and unrealized loss from investment transactions in the first half of 2001, compared with a net realized and unrealized gain for the first half of 2000. Total net investment income was $68,000 for the first six months of 2001, compared with net investment income of $12.0 million recorded in the first six months of 2000. The net realized gains and unrealized losses from principal securities transactions were $1.4 million and $1.8 million, respectively, for the first six months of 2001, as compared to net realized and unrealized gains of $9.6 million and $2.0 million, respectively, for the first six months of 2000.

o The decrease of 19% in employees' compensation is primarily due to a decrease in accrued bonus compensation as a result of the decline in operating revenues, including bonuses related to the Company's Management Incentive Plan. Also, payments of $750,000 to a senior officer under a revised facilities agreement involving certain managed accounts are included in the first six months of 2000, compared with none in the first six months of 2001. Non-cash compensation charges of $1,126,000 are included in the first six months of 2001 and 2000, respectively.

o Non-compensation expenses decreased 3% for the six months ended June 30, 2001 as compared to the 2000 comparable period. The decrease was primarily related to a decrease in clearing and execution costs and in selling expenses partially offset by a moderate increase in general and administrative expenses.


IV.      Liquidity and Capital Resources

         Investments, net, which includes corporate and convertible debt, U.S. government agency debt instruments, marketable equity securities and the Atalanta/Sosnoff Mutual Funds, aggregated $73.2 million at June 30, 2001, compared with $82.7 million at the end of 2000. Shareholders' equity decreased to $105.0 million at June 30, 2001, from $107.1 million at the end of 2000, primarily from unrealized losses (net of deferred tax credit) of $2.1 million in the investment portfolio. The Company had a net unrealized gain on investments of $2.7 million in shareholders' equity at June 30, 2001, compared with $4.8 million at December 31, 2000.

         At June 30, 2001, the Company's net investment portfolio at market totaled $99.1 million (cost basis $78.8 million), compared with $111.5 million (cost $86.0 million) at the end of 2000, which was comprised of cash and cash equivalents, net investments described above and investments in limited partnerships. At June 30, 2001, the Company was invested primarily in 17 separate large-cap equity securities, in a more concentrated fashion of what it does for its managed client accounts. The largest security position was in Microsoft, which represented 8% of the Company's investment portfolio as of June 30, 2001.

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

         At June 30, 2001, the Company had cash and cash equivalents of $602,000, compared with $3.5 million at the end of 2000. Operating activities generated net cash outflows of $5.9 million in the six months ended June 30, 2001, compared with $8.5 million of outflows in the same period in 2000, reflecting the changing levels of operating assets and liabilities and net income (loss) over those periods. Net cash provided by investing activities totaled $6.4 million in the first six months of 2001, compared with $5.4 million in the comparable 2000 period. The increase in 2001 and 2000 was primarily the result of net proceeds from investment transactions. Net cash outflows from financing activities was $3.4 million in the first six months of 2001 compared to $103,000 of cash outflows in the comparable 2000 period. The cash outflow in 2001 was the result of purchasing treasury stock and paying dividends accrued at December 31, 2000, and the outflow in 2000 is a result of purchasing treasury stock.

         In January and February 2000, the Company purchased 6,500 and 5,000 shares of its common stock, respectively, at an average market price of $8.98 per share. In August and September 2000, the Company purchased 19,000 and 39,400 shares of its common stock, respectively, at an average market price of $9.98 per share. In May 2001, the Company purchased 94,920 shares of its common stock at an average market price of $11.50 per share.

         At June 30, 2001, there were no liabilities for borrowed money.

         New Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations," which is effective for periods beginning after June 30, 2001 and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Management does not believe that the impact of the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial position or results of operations to be material.

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


                             Atalanta/Sosnoff Capital Corporation



Date: August 10, 2001     /s/  Martin T. Sosnoff
                               ----------------------------------
                               Martin T. Sosnoff
                               Chairman of the Board and Chief Executive Officer




Date: August 10, 2001     /s/  Anthony G. Miller
                               -----------------------------------
                               Anthony G. Miller
                               Executive Vice President, Chief Operating Officer





Date: August 10, 2001     /s/   Kevin S. Kelly
                                ----------------------------------
                                Kevin S. Kelly
                                Senior Vice President, Chief Financial Officer