Form 10-Q
period 2001-09-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2001-12-06
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
September 30, 2001                               Commission File Number: 1-9137

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

Yes  X      No

As of October 26, 2001 there were 8,885,707 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                              PAGE NO.
                                                                            --------
         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - September 30, 2001
                  and December 31, 2000                                            3

                  Condensed Consolidated Statements
                  of Operations and Comprehensive Income (Loss) -
                  Three Months Ended September 30, 2001 and 2000                   4

                  Condensed Consolidated Statements
                  Of Operations and Comprehensive Income (Loss) -
                  Nine Months Ended September 30, 2001 and 2000                    5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity -
                  Nine Months Ended September 30, 2001                             6

                  Condensed Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 30, 2001 and 2000                                      7

                  Notes to Condensed Consolidated                               8-10
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements               11

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                                    12-16

Part II - Other Information

         Items 1-6                                                                17

Signatures                                                                        18

Exhibit 11 - Computation of Earnings (Loss) Per Share                             19

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             (UNAUDITED)
ASSETS                                                    SEPTEMBER 30, 2001      DECEMBER 31, 2000
------                                                    ------------------      -----------------
Assets:
   Cash and cash equivalents                                   $    1,267,120           $    3,488,606
   Accounts receivable                                              3,423,330                6,270,846
   Due from brokers                                                12,549,822                3,086,636
   Investments, at market                                          52,291,386               83,597,861
   Investments in limited partnerships                             21,698,134               25,295,627
   Deferred tax asset                                               2,489,811                -
   Fixed assets, net                                                1,324,993                1,694,353
   Exchange memberships, at cost                                      402,000                  402,000
   Other assets                                                     4,200,378                3,078,246
                                                               --------------           --------------

     Total assets                                                 $99,646,974             $126,914,175
                                                               ==============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Income taxes payable                                        $    1,782,566           $   10,623,550
   Accounts payable and other liabilities                           1,259,324                  674,335
   Accrued compensation payable                                       361,319                5,415,419
   Dividends payable                                                        -                2,268,781
   Securities sold not yet purchased, at market value                       -                  866,469
                                                               --------------           --------------

     Total liabilities                                              3,403,209               19,848,554
                                                               --------------           --------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                             -                        -
   Common stock, $.01 par value; 30,000,000
       shares authorized , 9,075,127
       shares issued                                                   90,751                   90,751
   Additional paid-in capital                                      19,360,259               19,360,259
   Retained earnings                                               82,334,559               85,210,852
   Accumulated other comprehensive income (loss) -
       unrealized gains (losses) from investments,
       net of deferred income tax (credit)                         (3,515,679)               4,777,820
   Unearned compensation                                                    -               (1,687,799)
   Treasury stock, at cost, 189,420 and 69,900
         shares, respectively                                     (2,026,125)                (686,262)
                                                               --------------           --------------
     Total shareholders' equity                                    96,243,765              107,065,621
                                                               --------------           --------------

     Total liabilities and shareholders' equity                   $99,646,974             $126,914,175
                                                               ==============           ==============

Book value per common share                                    $        10.83           $        11.89
                                                               ==============           ==============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                   SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                                                   ------------------     ------------------
Revenues:
   Advisory fees                                                    $  3,505,266              $  6,098,779
   Commissions and other operating revenues                              365,246                   425,464
   Realized and unrealized gains (losses) from principal
             securities transactions, net                             (5,534,994)               10,638,183
   Interest and dividend income, net                                     246,076                   229,551
                                                                    ------------               -----------

     Total revenues                                                  (1,418,406)                17,391,977
                                                                    ------------               -----------

Costs and expenses:
   Employees' compensation                                             2,514,058                 5,042,078
   Clearing and execution costs                                          154,519                   226,466
   Selling expenses                                                       75,903                   114,235
   General and administrative expenses                                   808,409                   759,847
                                                                    ------------               -----------

     Total costs and expenses                                          3,552,889                 6,142,626
                                                                    ------------               -----------

     Income (loss) before provision for
             income taxes (benefit)                                   (4,971,295)               11,249,351

Provision for income taxes (benefit)                                  (2,175,000)                4,748,000
                                                                    ------------               -----------

       Net income (loss)                                            $(2,796,295)                $6,501,351
                                                                    ============               ===========

Earnings (loss) per common share - basic                            $     (0.31)                $     0.72
                                                                    ============               ===========

Earnings per common share - diluted                                 $        N/A                $     0.72
                                                                    ============               ===========


Net income (loss), as presented above                               $ (2,796,295)               $6,501,351

Comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (credit)                              (6,237,006)                2,101,032
                                                                    ------------               -----------

Comprehensive income (loss)                                         $ (9,033,301)              $ 8,602,383
                                                                    ============               ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                  -----------------
                                                                  SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                                                                  ------------------                 ------------------
Revenues:
   Advisory fees                                                    $ 10,577,864                          $16,131,005
   Commissions and other operating revenues                            1,341,775                            1,565,267
   Realized and unrealized gains (losses) from principal
             securities transactions, net                            (5,865,607)                           22,257,361
   Interest and dividend income, net                                     614,086                              660,271
                                                                    ------------                          -----------

     Total revenues                                                    6,668,118                           40,613,904
                                                                    ------------                          -----------

Costs and expenses:
   Employees' compensation                                             8,358,799                           12,231,632
   Clearing and execution costs                                          583,488                              899,856
   Selling expenses                                                      360,462                              459,066
   General and administrative expenses                                 2,533,662                            2,249,595
                                                                    ------------                          -----------

     Total costs and expenses                                         11,836,411                           15,840,149
                                                                    ------------                          -----------

     Income (loss) before provision for
             income taxes (benefit)                                   (5,168,293)                          24,773,755

Provision for income taxes (benefit)                                  (2,292,000)                          10,469,000
                                                                    ------------                          -----------

       Net income (loss)                                            $(2,876,293)                          $14,304,755
                                                                    ============                          ===========

Earnings (loss) per common share - basic                            $     (0.32)                          $      1.58
                                                                    ============                          ===========

Earnings per common share - diluted                                          N/A                          $      1.58
                                                                    ============                          ===========


Net income (loss), as presented above                               $ (2,876,293)                         $14,304,755

Comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (benefit)                             (8,293,499)                         (5,895,153)
                                                                    ------------                          -----------

Comprehensive income (loss)                                         $(11,169,792)                         $ 8,409,602
                                                                    ============                          ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                                   Accumulated other
                                                                   comprehensive
                                                                   income (loss) -
                                         Additional                unrealized gains
                               Common     Paid-In      Retained    (losses) from          Unearned       Treasury
                               Stock      Capital      Earnings    investments, net     Compensation      Stock          Total
                               -----      -------      --------    ----------------     ------------      -----          -----
Balance -
December 31, 2000             $90,751     $19,360,259  $85,210,852     $4,777,820         ($1,687,799)    ($686,262)   $107,065,621


Purchase of treasury stock                                                                               (1,339,863)     (1,339,863)


Amortization of unearned
compensation                                                                                1,687,799                     1,687,799



Net unrealized losses from
investments, net of
deferred income tax benefit

                                                                       (8,293,499)                                       (8,293,499)

Net loss                                                (2,876,293)                                                      (2,876,293)
                              -------     -----------  -----------     ----------         -----------     ---------    ------------

Balance -
September 30, 2001            $90,751     $19,360,259  $82,334,559    $(3,515,679)                  -   $(2,026,125)    $96,243,765
                              =======     ===========  ===========    ===========         ===========   ===========     ===========

















            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                              2001                  2000
                                                          --------------       --------------
Cash flows from operating activities:
   Net income (loss)                                      $  (2,876,293)        $  14,304,755

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
   Depreciation and amortization                                392,704               327,397
   Amortization of unearned compensation                      1,687,799             1,687,806
   Realized and unrealized (gains) losses from
       principal securities transactions, net                 5,865,607          (22,257,361)

Increase (decrease) from changes in:
   Accounts receivable                                        2,847,516            (3,156,665)
   Other assets                                              (1,122,132)           (1,045,912)
   Income taxes payable                                      (5,801,796)              971,378
   Accounts payable and other liabilities                       584,989               672,794
   Accrued compensation payable                              (5,054,100)             (941,862)
                                                          -------------         -------------


       Net cash used in operating activities                 (3,475,706)           (9,437,670)
                                                          -------------         -------------

Cash flows from investing activities:
    Due to brokers                                           (9,463,186)           (6,843,048)
   Purchases of fixed assets                                    (23,344)             (535,065)
   Purchases of investments                                (146,685,106)         (191,219,588)
   Proceeds from sales of investments                       161,034,500           205,237,543
                                                          -------------         -------------

       Net cash provided by investing activities              4,862,864             6,639,842
                                                          -------------         -------------


Cash flows from financing activities:
     Dividends paid                                          (2,268,781)                  --
     Purchases of treasury stock                             (1,339,863)             (686,262)
                                                          -------------         -------------

       Net cash used in financing activities                 (3,608,644)             (686,262)
                                                          -------------         -------------

Net decrease in cash and cash equivalents                    (2,221,486)           (3,484,090)
Cash and cash equivalents, beginning of period                3,488,606             4,387,987
                                                          -------------         -------------

Cash and cash equivalents, end of period                     $1,267,120              $903,897
                                                          =============         =============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                             $   176,121         $     124,880
                                                          =============         =============
       Income taxes                                         $ 3,509,796         $   9,497,425
                                                          =============         =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        7

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 2000 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations," which is effective for periods beginning after September 30, 2001 and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Management does not believe that the impact of the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial position or results of operations to be material.

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

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying condensed consolidated financial statements at the Company's share of the respective Partnership's net assets with the unrealized gain or loss recorded in the consolidated statements of operations and comprehensive income (loss).

NOTE 3: NON-CASH COMPENSATION CHARGES ("NCCC") UNDER 1996 LONG TERM INCENTIVE PLAN ("LTIP")

In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives of the Company under the terms of the LTIP. Such awards vested over the four year period ended September 30, 2001. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price is recorded as unearned compensation in shareholders' equity and was amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually). Accordingly, NCCC of approximately $563,000 and $1,688,000 were charged to operations in both the three and nine months ended September 30, 2001 and 2000, respectively.

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

NOTE 5: COMPENSATION EXPENSE

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for certain senior executives. Under one component of the MIP, each participant is entitled to receive their assigned share of the annual reward pool, which is computed based on operating income performance goals, as defined in the MIP. There was no MIP operating bonus earned and accrued in the three and nine months ended September 30, 2001 and 2000, respectively.

NOTE 5: COMPENSATION EXPENSE - CONT'D

Pursuant to another component of the MIP, the President of the Company earns a bonus based upon the pretax operating profits earned by the Company as general partner of the hedge fund managed by the President, and an annual bonus based upon the pretax earnings of the Company's investment in the hedge fund managed by the President in excess of a base indexed return, subject to a ceiling of 10% of total pretax income. Compensation expense related to these bonuses was $150,000 for the three and nine months ended September 30, 2001, compared with $1.1 million and $2.1 million for the three and nine months ended September 30, 2000, respectively.

In addition, under a separate component of the MIP, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pretax earnings of certain managed assets of the Company in excess of a base indexed return, as defined, subject to a ceiling of 10% of total pretax income. Included in compensation expense related to the MIP are accrued bonuses to the CEO totaling $650,000 and $750,000 for the three and nine months ended September 30, 2000, respectively, compared with none for the three and nine months ended September 30, 2001.

NOTE 6: TREASURY STOCK

In May 2001, the Company purchased 94,920 shares of its common stock at an average market price of $11.50 per share. In September 2001, the Company purchased 24,600 shares of its common stock at an average market price of $10.09 per share.

NOTE 7:  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts were computed based on 8,907,667 and 9,048,153 weighted average common shares outstanding in the third quarters of 2001 and 2000, respectively. Diluted earnings per share amounts were computed based on 9,065,145 weighted average common shares outstanding in the three months ended September 30, 2000. Basic earnings (loss) per share amounts were computed based on 8,956,927 and 9,059,350 weighted average common shares in the first nine months of 2001 and 2000, respectively. Diluted earnings per share amounts were computed based on 9,072,468 weighted average common shares outstanding in the nine months ended September 30, 2000. Because the Company reported a loss for the three and nine months ended September 30, 2001, the effect of stock options is antidilutive in determining dilutive earnings per share.

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations
                and Financial Condition.

I.       GENERAL

         Assets totaled $99.6 million at September 30, 2001, compared with $126.9 million at December 31, 2000, and book value per common share totaled $10.83 at September 30, 2001, compared with $11.89 at December 31, 2000.

         Cash and cash equivalents totaled $1.3 million at September 30, 2001, compared with $3.5 million at December 31, 2000. Net investments (at market) totaled $52.3 million at September 30, 2001, compared with $82.7 million at the end of 2000. Unrealized losses on investments, net of deferred tax benefit, totaled $3.5 million at September 30, 2001, compared with unrealized gains, net of deferred taxes, of $4.8 million at December 31, 2000.

         Assets under management at September 30, 2001 totaled $2.09 billion, or 23% less than at September 30, 2000 and 12% less than at June 30, 2001. Negative performance results of $467 million combined with net client withdrawals of $155 million over the twelve months ended September 30, 2001 account for the decrease.

         The Company had a net loss of $2.8 million ($(.31) per common share) for the three months ended September 30, 2001, compared with net income of $6.5 million ($.72 per common share diluted) for the same period in 2000. The Company had a net loss of $2.9 million (($.32) per common share) for the nine months ended September 30, 2001, compared with net income of $14.3 million ($1.58 per common share diluted) for the first nine months of 2000.

         After eliminating non-operating charges, pretax operating income totaled $880,000 in the third quarter of 2001, compared with $2.1 million in the third quarter of 2000, and $1.8 million for the nine months ended September 30, 2001, compared with $5.8 million for the nine months ended September 30, 2000.

II.      ASSETS UNDER MANAGEMENT

         Assets under management totaled $2.09 billion at September 30, 2001, compared with $2.37 billion at June 30, 2001, and $2.71 billion at September 30, 2000. Average assets under management decreased to $2.24 billion in the third quarter of 2001, compared with $2.67 billion in the comparable period a year ago. Average managed assets for the third quarter of 2001 decreased 7% compared with the second quarter of 2001.

         During the first nine months of 2001, new accounts of $154 million, offset by net withdrawals out of client accounts of $298 million and negative performance of $471 million, accounted for the decrease in managed assets. In the twelve months ended September 30, 2001, new accounts of $187 million, offset by net withdrawals out of client accounts of $342 million and negative performance of $467 million, accounted for the decrease in managed assets.

III.     RESULTS OF OPERATIONS

         QUARTERLY COMPARISON

         Revenue from advisory fees and commissions ("operating revenue") decreased to $3.9 million in the third quarter of 2001, as compared with $6.5 million in the third quarter of 2000. The Company had a net loss on investments of $5.3 million in the third quarter of 2001, compared with net investment income of $10.9 million in the third quarter of 2000.

         Expenses for the third quarter of 2001 decreased 42% to $3.6 million, from $6.1 million in the third quarter of 2000.

         The following table depicts variances in significant statement of operations items for the three months ended September 30, 2001 compared with the same period in 2000. Explanations of the variances follow the table.

                                                                       (000's)
                                                          3 Months Ended September 30,
                                                          ----------------------------      Percentage
                                                          2001                2000            Change
                                                          -----              ------           ------
         A. Advisory fees                                 $3,505              $6,099            (43%)
         B. Realized and unrealized gains
              (losses) from principal securities
              transactions, net                           (5,535)             10,638             N/A
         C. Employees' compensation                        2,514               5,042            (50%)
         D. Non-compensation expenses                      1,039               1,102             (6%)

o The 43% decrease in advisory fees is primarily due to the difficult market conditions in 2001 and the decrease in assets under management as discussed above. Additionally, the Company experienced a decrease in incentive fees earned from a Company sponsored investment partnership; from approximately $1.9 million earned in the third quarter of 2000, compared with none in the third quarter of 2001.

o The Company recorded a net realized and unrealized loss from investment transactions of $5.5 million in the third quarter of 2001, compared with a net realized and unrealized gain from investment transactions of $10.6 million for the third quarter of 2000. The net realized gains and unrealized losses from principal securities transactions were $189,000 and $5.7 million, respectively, for the third quarter of 2001, as compared to net realized gains and unrealized gains of $6.2 million and $4.5 million, respectively, for the third quarter of 2000.

o The decrease of 50% in employees' compensation is primarily due to the aforementioned decrease in advisory fees and the resulting decrease in sales payouts and accrued bonus compensation, including bonuses related to the Company's Management Incentive Plan. Also, payments of $375,000 to a senior officer under a revised facilities agreement involving certain managed accounts are included in the third quarter of 2000, compared with none in the third quarter of 2001. Non-cash compensation charges of $563,000 are included in both the third quarters of 2001 and 2000.

o Non-compensation expenses decreased 6% for the three months ended September 30, 2001 as compared to the 2000 comparable quarter. The decrease was primarily related to a decrease in clearing and execution costs and in selling expenses partially offset by a moderate increase in general and administrative expenses.

         YEAR-TO-DATE COMPARISON

         Total revenues for the first nine months of 2001 decreased to $6.7 million, as compared with $40.6 million in the first nine months of 2000. Operating revenue decreased to $11.9 million in the first nine months of 2001, as compared with $17.7 million in the first nine months of 2000. The Company had a net loss on investments of $5.3 million in the nine months ended September 30, 2001, compared with net investment income of $22.9 million in the first nine months of 2000.

         Expenses for the first nine months of 2001 decreased 25% to $11.8 million, compared with $15.8 million in the first nine months of 2000.

         The following table depicts variances in significant statement of operations items for the nine months ended September 30, 2001 compared with the same period in 2000. Explanations of the variances follow the table.

                                                                     (000's)
                                                          9 Months Ended September 30,
                                                          ----------------------------        Percentage
                                                          2001                2000              Change
                                                          -----              ------             ------
         A. Advisory fees                                $10,578             $16,131             (34%)
         B. Realized and unrealized gains
              (losses) from principal securities
              transactions, net                          (5,866)              22,257               N/A
         C. Employees' compensation                        8,359              12,232             (32%)
         D. Non-compensation expenses                      3,478               3,609              (4%)

o The 34% decrease in advisory fees is primarily due to the difficult market conditions in 2001 and the decrease in assets under management as discussed above. Additionally, the Company experienced a decrease in incentive fees earned from a Company sponsored investment partnership; from approximately $3.4 million earned in the first nine months of 2000, compared with none in 2001.

o Difficult market conditions contributed to the Company recording a net realized and unrealized loss from investment transactions of $5.9 million in the first nine months of 2001, compared with a net realized and unrealized gain of $22.3 million for the first half of 2000. The net realized gains and unrealized losses from principal securities transactions were $1.6 million and $7.5 million, respectively, for the first nine months of 2001, as compared with net realized and unrealized gains of $15.8 million and $6.5 million, respectively, for the first nine months of 2000.

o The decrease of 32% in employees' compensation is primarily due to a decrease in sales payouts and accrued bonus compensation as a result of the decline in operating revenues, including bonuses related to the Company's Management Incentive Plan. Also, payments of $1,125,000 to a senior officer under a revised facilities agreement involving certain managed accounts are included in the first nine months of 2000, compared with none in the first nine months of 2001. Non-cash compensation charges of $1,688,000 are included in the first nine months of 2001 and 2000, respectively.

o Non-compensation expenses decreased 4% for the nine months ended September 30, 2001 as compared with the 2000 comparable period. The decrease was primarily related to a decrease in clearing and execution costs and in selling expenses, partially offset by a moderate increase in general and administrative expenses.


IV.      LIQUIDITY AND CAPITAL RESOURCES

         Investments, net, which includes corporate and convertible debt, U.S. government agency debt instruments, marketable equity securities and the Atalanta/Sosnoff Mutual Funds, aggregated $52.3 million at September 30, 2001, compared with $82.7 million at the end of 2000. Shareholders' equity decreased to $96.2 million at September 30, 2001, from $107.1 million at the end of 2000, primarily from unrealized losses (net of deferred tax credit) of $8.3 million in the investment portfolio and a net loss from operations of $2.9 million for the nine months ended September 30, 2001. The Company had a net unrealized loss on investments of $3.5 million in shareholders' equity at September 30, 2001, compared with an unrealized gain on investments of $4.8 million at December 31, 2000.

          At September 30, 2001, the Company's net investment portfolio at market totaled $75.3 million (cost basis $71.1 million), compared with $111.5 million (cost $86.0 million) at the end of 2000, which was comprised of cash and cash equivalents, net investments described above and investments in limited partnerships. At September 30, 2001, the Company was invested primarily in 15 separate large-cap equity securities, in a more concentrated fashion of what it does for its managed client accounts. The largest security position was in Philip Morris, which represented 10.9% of the Company's investment portfolio as of September 30, 2001.

         If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $8 million; if the market were to decline by 20%, the Company might experience unrealized losses of $15 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are primarily large-cap equity holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

         At September 30, 2001, the Company had cash and cash equivalents of $1.3 million, compared with $3.5 million at the end of 2000. Operating activities generated net cash outflows of $3.5 million in the nine months ended September 30, 2001, compared with $9.4 million of outflows in the same period in 2000, reflecting the changing levels of operating assets and liabilities and net income (loss) over those periods. Net cash provided by investing activities totaled $4.9 million in the first nine months of 2001, compared with $6.6 million in the comparable 2000 period. The increase in 2001 and 2000 was primarily the result of net proceeds from investment transactions. Net cash outflows from financing activities was $3.6 million in the first nine months of 2001 compared with $686,000 of cash outflows in the comparable 2000 period. The cash outflow in 2001 was the result of purchasing treasury stock and paying dividends accrued at December 31, 2000, and the outflow in 2000 is a result of purchasing treasury stock.

         In January and February 2000, the Company purchased 6,500 and 5,000 shares of its common stock, respectively, at an average market price of $8.98 per share. In August and September 2000, the Company purchased 19,000 and 39,400 shares of its common stock, respectively, at an average market price of $9.98 per share. In May 2001, the Company purchased 94,920 shares of its common stock at an average market price of $11.50 per share. In September 2001, the Company purchased 24,600 shares of its common stock at an average market price of $10.09 per share.

         At September 30, 2001, there were no liabilities for borrowed money.

         New Accounting Pronouncements The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations," which is effective for periods beginning after September 30, 2001 and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Management does not believe that the impact of the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial position or results of operations to be material.

Part II. Other Information

            Item 1.  Legal Proceedings

                     None.

            Item 2.  Changes in Securities

                     None.

            Item 3.  Default upon Senior Securities

                     None.

            Item 4.  Submission of Matters to a Vote of Security

                     None.

            Item 5.  Other Information.

                     None.

            Item 6.  Exhibits and Reports on Form 8-K

            Exhibit
            Number   Description                                            Page
            ------   -----------                                            ----
             2       None.
             4       None.
            11       Computation of Earnings (loss) per Share.               19
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


                               Atalanta/Sosnoff Capital Corporation






Date:  November 5, 2001        /s/  Martin T. Sosnoff
                               ----------------------
                               Martin T. Sosnoff
                               Chairman of the Board and Chief Executive Officer




Date:  November 5, 2001        /s/ Anthony G. Miller
                               ---------------------
                               Anthony G. Miller
                               Executive Vice President, Chief Operating Officer





Date:  November 5, 2001        /s/ Kevin S. Kelly
                               ------------------
                               Kevin S. Kelly
                               Senior Vice President, Chief Financial Officer