Form 10-K
period 2001-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2002-03-28
CIK 792449

                                      10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 2001
                              -----------------

                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to

Commission File Number 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    13-3339071
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

101 Park Avenue, New York, New York                          10178
-----------------------------------------                    -----
(Address of principal executive officers)                  (zip code)

(Registrant's telephone number, including area code)     (212) 867-5000
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

         YES  [X]                   NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of common stock *
outstanding at March 22, 2002:  8,875,705

* (voting; only class outstanding)


Aggregate market value of voting and
non-voting common equity held by non-
affiliates, as of March 22, 2002:  $ 12,015,140


Documents incorporated by reference: Proxy Statement for the 2002 Annual Meeting of Stockholders (incorporated in part in Form 10-K, Part III)

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

                                     PART I

Item 1.  Business

GENERAL

     Atalanta/Sosnoff Capital Corporation, a New York Stock Exchange listed company, through its operating subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital") and Atalanta/Sosnoff Management Corporation ("Management"), provides discretionary investment advisory, brokerage and other related services. The term "Company" as used herein refers to Atalanta/Sosnoff Capital Corporation and its subsidiaries. Capital and Management are both federally registered investment advisors. Management is also federally registered as a broker-dealer.

CLIENT RELATIONSHIPS

     General. Investment advisory clients include corporate and public retirement plans, endowments, charitable and religious organizations, and individuals in both taxable and tax-exempt accounts. The Company provides investment advisory services to its clients under investment advisory agreements. These agreements are generally terminable upon short notice and provide for compensation based on the market value of the client assets under management. Generally, annual institutional account fees start at 1% of assets under management, and, for larger accounts, may include performance fees or reductions in fees on incremental assets to as low as 0.2%. Individual and smaller institutional account fees are generally 1% of assets under management. Some institutional account clients have consented to the use of Management as broker for certain portfolio transactions. Most of the Company's individual and smaller institutional account clients use Management as the broker for certain portfolio transactions.

     The largest single client of the Company generated approximately 3% of the Company's operating revenues for the year ended December 31, 2001. The Company's ten largest clients, as of December 31, 2001, accounted for approximately 22% of total operating revenues for the year then ended.

     Assets under management decreased 13% in 2001, from $2.71 billion at December 31, 2000 to $2.36 billion at December 31, 2001. This net decrease is primarily the result of $196 million of new assets raised in 2001 offset by net cash outflows in client accounts and closed accounts of $305 million and negative performance of $242 million in 2001. (See the following pages and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Summary" for further discussion)

     The following table depicts assets under management at the last three year-ends by type of client:

                                                    ($ millions)
                                       2001             2000              1999
                                       ----             ----              ----
      Institutional                  $1,509           $1,905            $2,086

      High Net Worth                    368              393               376

      Investment Partnerships           203              200               126

      Wrap Programs                     244              179                72

      Mutual Funds                       32               30                26
                                     ------           ------            ------
      Totals                         $2,356           $2,707            $2,686
                                     ======           ======            ======

     Institutional Clients. Capital manages accounts of institutional clients with assets under management of approximately $1.5 billion as of December 31, 2001, compared with $1.9 billion at the end of 2000, and $2.1 billion at the end of 1999. The following table shows the types of institutional clients whose assets are managed by Capital and, for each type, the assets under management as of December 31, 2001:

                                      Dollars in
          Type of Account              Millions                % of Total
          ---------------              --------                ----------

          Corporate employee
          benefit plans                    $303                   20%

          Not-for-profit
          Organizations                     278                   19

          Jointly-trusteed
          collective bargaining
          employee plans                    564                   37

          Governmental employee
          benefit plans                     268                   18

          Taxable                            96                    6
                                         ------                 ----

          Total                          $1,509                  100%
                                         ======                 ====


     While relative investment performance in 2001 was again strong for equity accounts, net outflows in client accounts of $212 million and negative performance of $184 million accounted for the net decrease of 21% in 2001.

     High Net Worth ("HNW") Clients. Since 1984, Management has managed assets of individual and smaller institutional accounts. Assets under management in this HNW business decreased 6% during 2001 to $368 million at December 31, 2001, from $393 million at December 31, 2000 and $376 million at December 31, 1999. Net cash outflows and negative performance accounts for the decrease in assets under management in 2001. Certain of these accounts are exclusively managed and serviced (the "SVP Accounts") by a Senior Vice President of Management, Mr. William M. Knobler ("SVP").

       Company-Sponsored Investment Partnerships. Capital is the general partner of three investment limited partnerships and the investment advisor of an offshore investment fund, all with different investment objectives and client profiles, with total aggregate assets of $203 million at December 31, 2001, compared with $200 million at the end of 2000 and $126 million at the end of 1999. Capital earns a management fee from each entity at an annual rate of 1% of total assets, as defined. The partnership agreements contain various provisions regarding the bearing of expenses by each of the entities. Capital charges one of the partnerships and the offshore fund, both formed in 1997, an incentive fee of 20% of net profits earned, as defined.

     Wrap Program Accounts. The Company manages $244 million of accounts custodied at and sponsored by various financial services firms (i.e. "Wrap" accounts) at December 31, 2001, compared with $179 million at the end of 2000 and $72 million at the end of 1999. At the end of 1999, the Company was selected to participate in one of the premier wrap programs in the country, the Salomon Smith Barney Fiduciary Services program ("SSB FS"). The Company raised $67 million and $88 million in assets, net, in this program in 2001 and 2000, respectively.

     Mutual Funds. In June, 1998 the Company started its first mutual fund, the Atalanta/Sosnoff Fund. In July 1999, the Company started three additional mutual funds: the Atalanta/Sosnoff Value Fund, the Atalanta/Sosnoff Balanced Fund, and the Atalanta/Sosnoff Focus Fund. In July 2001, the Company started a fifth mutual fund: the Atalanta/Sosnoff Mid Cap Fund (collectively the "Funds"). Capital acts as the investment advisor to the Funds, and Management acts as the distributor. The Company invested $9.1 million in the Funds in 1998, an additional $6 million during 1999, an additional $3.1 million in reinvested dividends in 2000, and an additional $2.1 million in contributions and reinvested dividends in 2001. The market value of the Funds totaled $32 million at December 31, 2001, and $30 million at the end of 2000. Capital earns an advisory fee of .75% per annum on each Fund, subject to certain fee and expense waivers currently in place.

INVESTMENT MANAGEMENT AND RESEARCH

     The Company currently manages $2.36 billion in equity, balanced and fixed income accounts for corporations, public funds, Taft-Hartley clients, foundations, charitable organizations and individuals. Institutional clients were the source of 64% of total managed assets at the end of 2001. The Company's subsidiaries have been registered as investment advisors since 1982 (Capital) and 1984 (Management), respectively. Institutional clients are managed by Capital. Management also provides brokerage services to some of its advisory clients and to certain of Capital's clients.

     The Company's investment philosophy seeks to identify companies that are entering into a cycle of accelerating earnings momentum. Clients retain the Company primarily as a domestic large-cap core equity and/or balanced account manager.

     The Company's equity methodology focuses on two levels: thematics and stock selection. Through its Investment Policy Committee, composed of Martin T. Sosnoff and Craig B. Steinberg, the Company seeks to identify change at the margin. Major themes unfold during economic cycles they embrace, geopolitical realignments, changes in government regulation and Federal Reserve Board policy emphasis.

     The process seeks to identify and overweight "event-driven" companies and sectors with benevolent product profile cycles and accelerating earnings. The Company believes that the vision and motivation of management are common critical variables in outperformance. The Company's methodology is biased toward management with meaningful equity participation.

       The two principals, Martin T. Sosnoff and Craig B. Steinberg, have worked together in the investment arena for more than 16 years. The continuity of the team and its years of experience are critical elements in managing investments. The portfolio managers are all experienced research analysts. Portfolio decisions are implemented on behalf of all the Company's clients, subject to individual client guidelines, restrictions and cash flows.

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

     The Company's mission is to maintain a top quartile performance ranking year over year, cycle over cycle and decade over decade. Strong absolute and relative performance results for the four years ended December 31, 2001, have substantially improved the Company's peer group rankings.

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

     Net withdrawals from institutional client accounts totaled $212 million in 2001, compared with net withdrawals of $174 million in 2000, and net withdrawals of $347 million in 1999. The Company believes the net cash outflows for the three years ended 2001 are primarily the result of clients reallocating assets away from the Company in an effort to preserve their desired asset allocation.

     HNW. Individual and smaller institutional client portfolios are managed on the same basis as the management of the accounts of institutional clients. Account service representatives assist new clients in determining appropriate risk tolerances, concentration limits, leverage policies and other restrictions, and provide ongoing account servicing to existing clients. Net cash withdrawals in HNW client accounts totaled $6 million in 2001, compared with net additions of $15 million in 2000 and net cash withdrawals of $6 million in 1999. The Company continues to devote additional resources to the HNW market.

        Investment Partnerships. At December 31, 2001 the Company was the general partner of and managed $203 million in three limited partnership vehicles, primarily for the benefit of high net worth individuals as limited partners. Two of the partnerships, Atalanta Partners, L.P. and Atalanta Variable Fund, L.P., have been managed by Mr. Sosnoff since the late 1960's. The other limited partnership, Sabre Partners, L.P., which began in 1997, is primarily managed by Mr. Steinberg. The Company received net contributions to the Partnerships totaling $21 million in 2001, compared with $57 million in 2000 and $12 million in 1999.

     Wrap Programs. The Company continues to increase marketing efforts on the managed account ("Wrap") programs offered by certain large financial services firms. As of December 31, 2001, $244 million was under management from such programs, compared with $179 million at the end of 2000 and $72 million at the end of 1999. The growth in 2001 and 2000 is primarily the result of the Company's efforts in the SSB FS program. The Company believes this business represents an efficient means for the Company to gather assets, and is optimistic about its future growth, subject to performance considerations. The Company has also devoted additional resources to this market.

     Mutual Funds. The Company began its first mutual fund in 1998, the Atlanta/Sosnoff Fund. In July 1999, the Company started three additional mutual funds: the Atalanta/Sosnoff Value Fund, the Atalanta/Sosnoff Balanced Fund, and the Atalanta/Sosnoff Focus Fund and in July 2001, the Company started its fifth mutual fund; the Atalanta/Sosnoff Mid Cap Fund (collectively the "Funds"). The Company invested $6.0 million in the Funds during 1999, an additional $3.1 million of reinvested dividends during 2000, and an additional $2.1 million of contributions and reinvested dividends in 2001. The Company is marketing the Funds through Management directly to certain of its current clients and prospects, directly to financial planners and small registered investment advisors as well as through several no-transaction-fee programs sponsored by large financial services companies.

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

     The Company's performance results since inception rank above the median among peer group money managers. Because of the strong relative equity performance results for each of the four years ended December 31, 2001, the Company's performance rankings are very good. The Company believes that the most important factors affecting its capacity to compete for new business are sustained top quartile investment performance results, the perceived quality and productivity of investment professionals, a continued commitment to a strong marketing effort and an exemplary level of client service.

     Most prospective clients perform a thorough review of an investment manager's background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new client typically takes from 6 to 18 months from the time of the initial contact.

     The Company believes it has the capacity to continue to increase the number of client accounts under management without significant increases in fixed costs or personnel and without adversely affecting the quality of service to existing clients. The Company has continued to implement enhancements to its portfolio accounting, allocation, monitoring and reporting systems to enable it to more efficiently manage client accounts.

BROKERAGE

     Many of the Company's clients use Management as broker for their account transactions, to the extent consistent with the client's best interests and as permitted by applicable law. As of December 31, 2001, some of Capital's institutional clients have consented to the use of Management as broker. Such clients generated approximately $30,000 in commission revenue in 2001. The use of Management as broker is an integral part of the services offered to many of Management's HNW clients (except for those accounts obtained through Wrap programs). Management also provides brokerage services to the Company's officers and employees.

     Management clears and carries all accounts on a fully-disclosed basis through Bear, Stearns Securities Corp. ("Bear Stearns"). Under these arrangements, Bear Stearns performs administrative functions, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bear Stearns also extends margin credit to Management's brokerage customers.

     Management owns a seat on the New York Stock Exchange, Inc. ("NYSE") and is a member of, and owns a seat on, the Chicago Board Options Exchange, Inc. ("CBOE"). These seats are leased at market rates to unrelated third parties and aggregate lease rentals for 2001 and 2000 totaled approximately $358,000 and $330,000, respectively.

EMPLOYEES

     At December 31, 2001, the Company employed 46 persons on a full-time basis, comprised of 3 senior executives, 5 research, 9 sales and marketing, 10 client service, 9 operations, accounting and systems, 3 trading and 7 administrative or secretarial positions. The Company considers its employee relations to be good.

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

     The Company's investment advisory agreements with its clients provide that they may not be assigned without the consent of the client. "Assignment" is defined in the Investment Advisers Act of 1940 to include the direct or indirect transfer or hypothecation of a controlling block of the Company's voting securities. Martin T. Sosnoff, Chairman of the Board of the Company, owns approximately 79% of the NYSE listed company, Atalanta/Sosnoff Capital Corporation (the "Holding Company"), which directly or indirectly owns Capital and Management, both of which are registered investment advisors. Accordingly, the voluntary transfer (by sale, merger or other disposition) or involuntary transfer (by death or disability) by him of a controlling block of the Holding Company's securities would result in such an "assignment" requiring client consent. Although no assurance can be given in these circumstances, the Company believes it would be able to substantially retain its existing client base. The Company's Certificate of Incorporation contains provisions intended to preclude the possibility that the accumulation by third parties of a substantial position in the Company's common stock would be deemed an "assignment" of the Company's advisory agreements.

     Many of the Company's clients are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). The accounts of these clients are subject to a number of ERISA provisions governing, among other things, fiduciary obligations and permissible investments and investment methods.

     As a registered broker dealer, Management is required under the rules of the SEC to maintain minimum net capital at all times equal to at least $250,000. In addition, Management's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and equity capital may not be withdrawn, or dividends paid, from Management if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. Management's minimum net capital requirement as of December 31, 2001 was $250,000; it had net capital at such date of $10.7 million, and a ratio of aggregate indebtedness to net capital of 0.20 to 1.

Item 2.  Properties.

     The Company occupies office space at 101 Park Avenue, New York, New York under a lease whose term expires in August 2002. In October 1999, the Company entered into a new 15 year lease on its existing office space in New York, which commences in September 2002 (see Note 7 to the Financial Statements).

Item 3.  Legal Proceedings.

     There are no legal proceedings to which the Company or any of its property is subject which, in the opinion of the Company's management, would have a material adverse effect upon the Company's business or operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II
                                     -------


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


                                      2001                    2000                     1999
      QUARTER ENDED             HIGH          LOW       HIGH         LOW        HIGH          LOW
      -------------             ----          ---       ----         ---        ----          ---

      March 31                 $11.25       $9.90      $10.50      $7.88       $10.56       $6.75
      June 30                   11.60       10.00       10.63       9.00        10.00        7.50
      September 30              11.45        9.40       10.75       9.50        10.13        7.13
      December 31               10.71        9.45       11.63      10.25         8.88        7.63
      Special Dividends
        Declared                       $.20                   $.25                      None

     The approximate number of record holders of common stock was 35 on December 31, 2001.

     The Company's Board of Directors will periodically review the Company's earnings, liquidity and anticipated cash needs and, subject to these considerations, it may consider the payment of dividends in the future.

     For information with respect to stock and option awards made during 2001, see "Executive Compensation" and "Stock Option and Long Term Incentive Plans" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, incorporated by reference in Item 11 of Part III of this Annual Report on Form 10-K. Shares of common stock awarded in 1997 under the Long Term Incentive Plan were issued to senior executives of the Company without registration under the Securities Act of 1933 in reliance on the exemption therefrom in Section 4(2) thereof for transactions not involving a public offering.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
                                FIVE YEAR REVIEW

(dollars and shares in thousands,
except per share amounts)                2001          2000         1999        1998         1997
                                         ----          ----         ----        ----         ----
SUMMARY OF OPERATIONS:
Net income                            $     283     $  11,503    $  17,564    $   7,784    $   9,849
      Per share - diluted             $     .03     $    1.27    $    1.91    $     .81    $    1.08
                - basic               $     .03     $    1.27    $    1.91    $     .81    $    1.09
Total Revenues                        $  15,090     $  40,588    $  51,075    $  27,304    $  31,680
Operating revenues (1)                $  15,458     $  21,179    $  18,270    $  16,980    $  18,829
Operating expenses (2)                $  14,627     $  18,008    $  16,611    $  13,609    $  13,707
Operating income                      $     831     $   3,171    $   1,659    $   3,371    $   5,122
Operating margin                              5%           15%           9%          20%          27%

Per employee:
     Operating revenues (1)           $     336     $     460    $     406    $     435    $     471
     Operating expenses (2)           $     318     $     391    $     369    $     349    $     343
     Operating income                 $      18     $      69    $      37    $      86    $     128

Net interest and dividend income      $   1,047     $   1,234    $     708    $   1,557    $   2,997
Net realized and unrealized
   gains (losses) from investments    $  (1,415)    $  18,176    $  32,097    $   8,767    $   9,854

Return on average equity                    Nil            11%          19%          10%          15%

YEAR-END POSITION:
Total assets                          $ 109,495     $ 126,914    $ 123,623    $  90,686    $  75,413
Shareholders' equity                  $ 102,403     $ 107,066    $ 101,776    $  82,022    $  70,556
Book value per share                  $   11.52     $   11.89    $   11.21    $    8.78    $    7.36
Cash dividends declared per share     $     .20     $     .25         None    $     .25    $     .20
Common stock, shares outstanding          8,886         9,005        9,075        9,338        9,587

Number of employees                          46            46           45           39           40

Assets under management (millions)    $   2,356     $   2,707    $   2,686    $   2,410    $   2,682

AVERAGE ASSETS UNDER MANAGEMENT
(MILLIONS)                            $   2,202     $   2,638    $   2,412    $   2,402    $   2,804
Percentage of average assets:
     Operating revenues (1)                 .70%          .80%         .76%         .71%         .67%
     Operating expenses (2)                 .66%          .68%         .69%         .57%         .49%
     Operating income                       .04%          .12%         .07%         .14%         .18%

(1) Operating revenues consist of advisory fees, commissions and other operating revenue.

(2) Operating expenses consist of total costs and expenses less investment performance bonuses of $2,626,000 and $3,446,000 in 2000 and 1999, respectively, pursuant to the Management Incentive Plan, which were paid to the Chief Executive Officer and President. There were no investment performance bonuses payable for 2001. (See Management's Discussion and Analysis.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY

     For the fourth consecutive year, investment performance was above market in 2001 for equity clients. Net new client assets raised of $196 million in 2001, offset by net client withdrawals of $305 million and negative performance of $242 million, caused a net decrease of $351 million in assets under management during 2001. Average assets under management totaled $2.20 billion in 2001, compared with $2.64 billion in 2000 and $2.41 billion in 1999.

      After elimination of non-operating charges, pretax operating income decreased 62% to $2.5 million in 2001, compared with $6.5 million in 2000 and $5.4 million in 1999. Earnings per share totaled $0.03 in 2001, compared with $1.27 in 2000 and $1.91 in 1999 (all earnings per share amounts represent diluted earnings per share). Net income was $283,000 in 2001, compared with $11.5 million in 2000 and $17.6 million in 1999.

     Owing to the continued decline in the market during 2001, total revenue for 2001 decreased 63% to $15.1 million, from $40.6 million in 2000 and $51.1 million in 1999. Revenue from advisory fees and commissions ("operating revenues") decreased 27% to $15.5 million in 2001, from $21.2 million in 2000 and $18.3 million in 1999. The Company had a net loss on investments of $368,000 in 2001, compared with net investment income of $19.4 million in 2000 and $32.8 million in 1999.

     Costs and expenses for 2001 decreased 29% to $14.6 million, from $20.6 million in 2000 and $20.1 million in 1999. After eliminating non-operating charges, operating expenses were $12.9 million, $14.6 million and $12.9 million for 2001, 2000 and 1999, respectively. The following table depicts operating income, as adjusted, for the years ended December 31:

--------------------------------------------------------------------------------

OPERATING INCOME                                       ($000)
----------------                                       ------
                                           2001        2000        1999
                                         --------    --------    --------
Operating revenues, reported             $ 15,458    $ 21,179    $ 18,270
Costs and expenses, reported              (14,627)    (20,634)    (20,057)
Add MIP investment performance bonuses       --         2,626       3,446
                                         --------    --------    --------
Operating income before adjustments           831       3,171       1,659
Adjustments:
   Non-cash compensation charges            1,688       2,250       2,250
   SVP account charges                       --         1,125       1,500
                                         --------    --------    --------
Operating income, adjusted               $  2,519    $  6,546    $  5,409
                                         ========    ========    ========

--------------------------------------------------------------------------------

     Balance sheet assets totaled $109 million at December 31, 2001, compared with $127 million a year ago. Book value per share decreased 3% to $11.52 at December 31, 2001, compared with $11.89 at the end of 2000. Before the $0.20 per share special dividend paid on December 31, 2001, book value decreased by 1%.

ASSETS UNDER MANAGEMENT

     Managed assets totaled $2.36 billion at the end of 2001, compared with $2.71 billion at the end of 2000 and $2.69 billion at the end of 1999. A breakdown of assets under management by client type as of the end of each of the last three years is as follows:

--------------------------------------------------------------------------------

                                            ($ millions)
                                 2001            2000              1999
                                ------          ------            ------
Institutional                   $1,509          $1,905            $2,086
High Net Worth                     368             393               376
Investment Partnerships            203             200               126
Wrap Programs                      244             179                72
Mutual Funds                        32              30                26
                                ------          ------            ------
   Total Managed Assets         $2,356          $2,707            $2,686
                                ======          ======            ======

--------------------------------------------------------------------------------

      The $351 million net decrease in managed assets during 2001 is comprised of increases of $196 million from new client accounts, reduced by (i) $146 million in closed client accounts; (ii) $159 million in net withdrawals from existing accounts and; (iii) $242 million in negative performance results.

     In the two years ended December 31, 2001, managed assets decreased by $330 million, comprised of increases of $443 million in new client accounts, reduced by (i) $210 million in closed client accounts; (ii) $336 million in net withdrawals from existing accounts; and (iii) $227 million in negative performance results.

EARNINGS

     Operating revenues decreased 27% in 2001 to $15.5 million, compared with $21.2 million in 2000 and $18.3 million in 1999. Average assets under management decreased 17% in 2001 compared with 2000, and 9% compared with 1999. The decrease in operating revenues in 2001 is due in part to the decrease in average assets. In addition, performance based fees earned on one of the investment partnerships managed by the Company totaled $2.4 million in 2000 and $539,000 in 1999, compared with none in 2001.

      In 2001 operating revenues were .70% of average managed assets, compared with .80% in 2000 and .76% in 1999. This reflects the absence of performance based fees in 2001, and a significant decline in average assets under management in 2001 compared with 2000 and 1999.

     Advisory fees, which are earned based on the value of assets under management, are the Company's primary source of operating revenues. Advisory fees decreased 29% to $13.8 million in 2001, compared with $19.4 million in 2000 and $16.3 million in 1999. Advisory fees were approximately 90% of operating revenues in each of the three years ended December 31, 2001.

     Transaction fees (commissions) earned by Management are the primary source of the Company's other operating revenues. Commissions are derived from some of Management's individual and small institutional accounts, investment partnerships and specific institutional accounts that have given Management the authority to execute trades. Commissions decreased 14% to $1.25 million in 2001, compared with $1.45 million in 2000 and $1.44 million in 1999.

The following table depicts operating expenses, as adjusted, for the years ended December 31:
--------------------------------------------------------------------------------

OPERATING EXPENSES                                   ($000)
------------------                                   ------

                                            2001        2000        1999
                                        --------    --------    --------

Cost and expenses, reported             $ 14,627    $ 20,635    $ 20,057
Adjustments:
   MIP investment performance bonuses       --        (2,626)     (3,446)
   Non-cash compensation charges          (1,688)     (2,250)     (2,250)
   SVP account charges                      --        (1,125)     (1,500)
                                        --------    --------    --------
Operating expenses, adjusted            $ 12,939    $ 14,634    $ 12,861
                                        ========    ========    ========

--------------------------------------------------------------------------------

     Reported costs and expenses totaled $14.6 million in 2001, compared with $20.6 million in 2000 and $20.1 million in 1999. The 2001 amount reflects $1.7 million in non-operating charges detailed above. Before this item, operating expenses totaled $12.9 million in 2001. The 2000 amount reflects $6.0 million in non-operating charges. Before these items, operating expenses totaled $14.6 million in 2000. The 1999 amount reflects $7.2 million in non-operating charges. Before these charges, operating expenses totaled $12.9 million in 1999.

     After these non-operating adjustments, 2001 operating expenses decreased 12% compared with 2000, after a 14% increase in 2000 compared with 1999. Adjusted operating expenses were 84% of operating revenues and .59% of average managed assets in 2001, compared with 69% and .55% in 2000, and 70% and .53% in 1999.

The following table depicts compensation expenses, as adjusted, for the years ended December 31:

--------------------------------------------------------------------------------


COMPENSATION EXPENSES                                 ($000)
---------------------                                 ------

                                          2001        2000        1999
                                        --------    --------    --------

Compensation expenses, reported         $ 10,300    $ 16,017    $ 15,318
Adjustments:
   MIP investment performance bonuses       --        (2,626)     (3,446)
   Non-cash compensation charges          (1,688)     (2,250)     (2,250)
   SVP account charges                      --        (1,125)     (1,500)
                                        --------    --------    --------
Compensation expenses, adjusted         $  8,612    $ 10,016    $  8,122
                                        ========    ========    ========

--------------------------------------------------------------------------------

     Reported compensation expenses decreased 36% to $10.3 million in 2001, compared with $16.0 million in 2000 and $15.3 million in 1999. Compensation expenses adjusted for the non-operating charges noted above decreased 14% in 2001 to total $8.6 million, compared with $10.0 million in 2000 and $8.1 million in 1999. The 2001 decrease is primarily due to decreases in bonuses to employees, a decrease in sales payouts related to the decrease in advisory fee revenue and a decrease in the Company's discretionary contribution to the employee Profit Sharing Plan. Adjusted compensation expenses were 44% of operating revenues and .39% of average managed assets in 2001, compared with 47% and .38% in 2000, and 44% and .34% in 1999.

     The Company has a Management Incentive Plan ("MIP") (see Note 7 to the audited financial statements) which covers bonus payments to certain executives. Under the MIP, the payment of operating bonuses to these executives is based on the annual growth in operating income, after adjusting for certain charges. A MIP operating bonus of $541,000 was earned in 2000, compared with none in 2001 and 1999.

     Under a second component of the MIP, an annual investment performance bonus is earned by the Chief Executive Officer ("CEO") based upon the performance of proprietary accounts of the Company in excess of a base index return, as defined. Included in compensation expense related to this component of the MIP is an investment performance bonus to the CEO of none in 2001, $2,216,000 in 2000 and $3,446,000 in 1999.

     In addition, under a third component of the MIP, the President earns an operating bonus based upon the pretax operating profits earned by the Company as General Partner of the partnership managed by the President. Included in compensation expense are operating bonuses earned under the MIP by the President of $64,000, $1,273,000 and $532,000 in 2001, 2000 and 1999, respectively. The
President also earns an annual investment bonus under this component of the MIP based upon the performance of the Company's investment in the partnership managed by the President in excess of a base index return. Included in compensation expense are investment bonuses earned by the President of $410,000 in 2000, and none in 2001 and 1999.

        The Company recorded $1.69 million, $2.25 million and $2.25 million in 2001, 2000 and 1999, respectively, for non-cash compensation charges ("NCCC") related to awards of restricted stock in 1997 (see Note 8 to the audited financial statements). In 2000 and 1999, the Company also recorded $1,125,000 and $1,500,000, respectively, of compensation expense related to a Senior Vice President's relinquishment of the exclusive right to receive the net operating earnings attributable to certain managed accounts to the Company (the "SVP Accounts" - see Note 4 to the audited financial statements).

--------------------------------------------------------------------------------

NON-COMPENSATION EXPENSES                               ($000)
-------------------------                               ------

                                             2001        2000         1999
                                             ----        ----         ----
Non-compensation expenses, reported         $4,327      $4,618       $4,739

--------------------------------------------------------------------------------

     Non-compensation expenses decreased by 6% to $4.3 million in 2001, compared with $4.6 million in 2000 and $4.7 million in 1999. The 2001 decrease is due to a decrease in brokerage execution costs, and in selling and promotional expenses. Non-compensation expenses totaled 28% of operating revenues and .20% of average managed assets in 2001, compared with 22% and .18% in 2000, and 26% and .20% in 1999.

                                      o o o

     Net investment income (loss), which comprises interest, dividends, and net realized and unrealized gains/losses from principal securities transactions (primarily large-cap equities), totaled ($368,000) in 2001, compared with $19.4 million in 2000 and $32.8 million in 1999. Net interest and dividend income was $1.0 million in 2001, compared with $1.2 million in 2000 and $0.7 million in 1999. Net losses on investments totaled $1.4 million ($1.7 million realized gains) in 2001, compared with a net gain of $18.2 million ($12.5 million realized gains) in 2000 and $32.1 million ($19.8 million realized gains) in 1999, reflecting the strengths and weaknesses of the domestic equity markets in those years.

LIQUIDITY AND CAPITAL RESOURCES

     Net investments in marketable securities aggregated $73.4 million at December 31, 2001, compared with $82.7 million at the end of 2000. During 2001, the Company made a contribution and reinvested dividends of $2.1 million in the Company sponsored mutual funds (the "Funds"). During 2000, the Company reinvested dividends of $3.1 million in the Funds and invested an additional $2.4 million in one of the Partnerships. Shareholders' equity totaled $102.4 million at December 31, 2001, compared with $107.1 million at the end of 2000. This decrease is primarily from net realized losses of $3.5 million on the investment portfolio, partially offset by net income of $283,000 recorded in 2001. The Company has adopted SFAS No. 115, requiring it to reflect a net unrealized gain of $1.3 million after taxes in shareholders' equity at December 31, 2001, compared with $4.8 million at the end of 2000.

     At December 31, 2001, the Company's net investment portfolio at market totaled $99.6 million (cost basis $83.1 million), comprised of cash and cash equivalents, corporate debt, large-cap equity securities, investments in limited partnerships and the Funds (see Note 3 to the audited financial statements). On the equity side, at year-end, the Company was invested in 20 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts.

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

     At December 31, 2001 the Company had cash and cash equivalents totaling $1.9 million, compared with $989,000 at the end of 2000. Net cash used in operating activities was $2.5 million in 2001, compared with $8.6 million in 2000. This reflects the changing levels of operating income and changes in operating assets and liabilities over those periods. Net cash provided by investing activities totaled $8.8 million in 2001, compared with $7.7 million provided in 2000. Net cash used in financing activities was $5.4 million in 2001, compared with $0.7 million in 2000. As a result, there was a net increase in cash and cash equivalents of $952,000 in 2001, compared to a decrease of $1.6 million in 2000.

                                      o o o

     In 2001, the Company declared a special dividend of $.20 per share, compared with $.25 per share in 2000.

     During 2000, the Company purchased 69,900 shares of its common stock at an average price of $9.82 per share. During 2001, the Company purchased 119,520 shares of its Common stock at an average price of $11.21 per share. On December 12, 2001, the Company retired 189,420 shares of treasury stock and restored the common stock to authorized and unissued status. In February and March, 2002, the Company repurchased a total of 10,000 shares of its common stock at an average market price of $10.41 per share.

       At December 31, 2001 and 2000, the Company had no liabilities for borrowed money.

      In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the Long Term Incentive Plan ("LTIP"). Craig B. Steinberg, President, received 600,000 shares and Anthony G. Miller, Executive Vice President and Chief Operating Officer, received 175,000 shares. Such awards vested over four years. The difference of $9.0 million between the market value ($11.625 per share) of the shares awarded on the date of grant and the purchase price of $.01 per share was recorded as unearned compensation in shareholders' equity and was amortized over a four-year period commencing with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually) and ending with the third quarter of 2001.

     The Company believes that the foreseeable capital and liquidity requirements of its existing businesses will continue to be met with funds generated from operations.

PROSPECTIVE CHANGE OF ACCOUNTANTS

     The Board of Directors of the Company, upon recommendation of the Audit Committee, has appointed the firm of Rothstein, Kass & Company, P.C. independent auditors for the Company for 2002, subject to ratification by the stockholders. Arthur Andersen LLP had served as independent auditors of the Company since 1989. The Audit Committee determined not to recommend the reappointment of Arthur Andersen LLP based upon the Committee's concern about Arthur Andersen LLP's exposure to civil and criminal liabilities. Arthur Andersen LLP's reports on the Company's financial statements during this period have not contained any adverse opinion or disclaimer of opinion or any qualification or modification of any kind, nor have there been any disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     The engagement of Rothstein, Kass & Company is expected to commence as of the beginning of the Company's 2002 fiscal year.

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

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     (a) Directors -

     Information concerning directors of the Company is contained under the caption "Election of Directors" in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

     (b) Executive Officers of the Registrant -

     MARTIN T. SOSNOFF*, 70, was a founder of the Company and has been Chairman of the Board, Chief Executive Officer and Chief Investment Officer of the Company, Capital and ASCC Corp. since their inceptions. He was a co-founder of Atalanta Capital Corporation (investment management) and served as its Chairman and Chief Executive Officer until 1983.

     CRAIG B. STEINBERG**, 40, has been President, Director of Research, and held other offices, with the Company, Capital and ASCC Corp. since 1985. Mr. Steinberg is a Portfolio Manager, and he was a securities analyst at Prudential Equity Management from 1983 to 1985.

     ANTHONY G. MILLER, 43, has been Executive Vice President, Chief Operating
         Officer, and Secretary, and held other offices, with the Company and its subsidiaries since 1986. Mr. Miller is the President and Chief Executive Officer of Management. From 1983 to 1986 he was Manager, Foreign Exchange and Money Market Operations, and held other positions, with the Royal Bank of Canada and, from 1980 to 1983 was a Senior Accountant, and held other positions, with Arthur Andersen & Co.

-------------------------------

     * Also a director and member of the Executive, Compensation and Stock Option Committees.

     **   Also a director and member of the Executive Committee.

     WILLIAM M. KNOBLER, 68, has been Senior Vice President of Management since
          1985. Mr. Knobler is a Portfolio Manager, and he was a securities analyst and voting shareholder of Sanford C. Bernstein & Co. from 1979 to 1985.

     JAMES D. STAUB, 69, has been Senior Vice President, and held other offices, with Capital and Management since 1984. Mr. Staub is responsible for West Coast Marketing, and he was a corporate officer of Alexander & Baldwin, Inc. from 1961 to 1984.

     KEVIN S. KELLY, 37, has been Senior Vice President, Finance, Chief
          Financial Officer, and held other offices with the Company and its subsidiaries since joining the Company in 1999. Mr. Kelly is a CPA and was a Senior Manager for Grant Thornton prior to joining the Company.


     Officers of the Registrant are elected at the meeting of the Board of Directors held each year immediately after the Annual Meeting of Stockholders and serve for the ensuing year and until their successors are elected and qualified.


Item 11. Executive Compensation.

      Information concerning executive compensation is contained under the captions "Election of Directors", "Executive Compensation", "Stock Option and Long Term Incentive Plans", "Profit-Sharing Plan" and "Management Incentive Plan" in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Beneficial Ownership of the Company's Securities.

      Information concerning security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Securities of the Company" in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information concerning certain relationships and related transactions is contained under the caption "Agreements and Transactions with Directors and Executive Officers" in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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
             See Index to Consolidated Financial Statements and Consolidated
             Financial Statement Schedules on Page F-1 of Item 14.

     2.      FINANCIAL STATEMENT SCHEDULES
             See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 14.

(b)  Current Report on Form 8-K filed March 28, 2002.

INDEX



                                                                                          Page(s)
                                                                                          -------

FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION:
    Report of Independent Public Accountants                                                F-2
    Consolidated Statements of Financial Condition - December 31, 2001 and 2000             F-3
    Consolidated Statements of Income and Comprehensive Income (Loss) for the Years
       Ended December 31, 2001, 2000 and 1999                                               F-4
    Consolidated Statements of Changes in Shareholders' Equity for the Years
       Ended December 31, 2001, 2000 and 1999                                               F-5
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
       2000 and 1999                                                                        F-6

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Atalanta/Sosnoff Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Atalanta/Sosnoff Capital Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atalanta/Sosnoff Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




ARTHUR ANDERSEN LLP


New York, New York
March 15, 2002

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000

                                      ASSETS                                             2001            2000
                                      ------                                             ----            ----
ASSETS:
    Cash and cash equivalents                                                       $   1,940,653   $     988,689
    Accounts receivable                                                                 3,071,180       6,270,846
    Due from broker                                                                       748,263       5,586,553
    Investments, at market                                                             73,583,683      83,597,861
    Investments in limited partnerships                                                24,320,671      25,295,627
    Fixed assets, net of accumulated depreciation and amortization of $1,697,800
       and $1,168,016, respectively                                                     1,272,504       1,694,353
    Exchange memberships, at cost (market value $2,570,000 and $2,060,000,
       respectively)                                                                      402,000         402,000
    Other assets                                                                        4,155,943       3,078,246
                                                                                    -------------   -------------
              Total assets                                                          $ 109,494,897   $ 126,914,175
                                                                                    =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Income taxes payable                                                            $   4,951,233   $  10,623,550
    Due to broker                                                                       1,015,533             -
    Accrued compensation payable                                                          450,540       5,415,419
    Dividends payable                                                                         -         2,268,781
    Securities sold but not yet purchased, at market                                      203,000         866,469
    Accounts payable and other liabilities                                                471,761         674,335
                                                                                    -------------   -------------
              Total liabilities                                                         7,092,067      19,848,554
                                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:

    Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; none
       issued                                                                                 -               -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
       8,885,707 and 9,075,127 shares issued at December 31, 2001 and 2000,
       respectively                                                                        88,857          90,751
    Additional paid-in capital                                                         17,336,028      19,360,259
    Retained earnings                                                                  83,716,965      85,210,852
    Accumulated other comprehensive income - unrealized gains
       from investments, net of deferred tax liabilities of $846,277
       and $3,190,021, at December 31, 2001 and 2000, respectively                      1,260,980       4,777,820
    Unearned compensation                                                                     -        (1,687,799)
    Treasury stock, at cost, 0 and 69,900 shares at December 31, 2001 and 2000,
       respectively                                                                           -          (686,262)
                                                                                    -------------   -------------
              Total shareholders' equity                                              102,402,830     107,065,621
                                                                                    -------------   -------------
              Total liabilities and shareholders' equity                            $ 109,494,897   $ 126,914,175
                                                                                    =============   =============

The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
REVENUES:
    Advisory fees                                               $ 13,786,068    $ 19,373,430    $ 16,349,083
    Commissions and other operating revenues                       1,671,942       1,805,238       1,921,016
    Realized and unrealized gains (losses) from principal
       securities transactions, net                               (1,415,127)     18,175,984      32,097,041
    Interest and dividend income, net                              1,047,124       1,233,640         708,205
                                                                ------------    ------------    ------------
                 Total revenues                                   15,090,007      40,588,292      51,075,345
                                                                ------------    ------------    ------------

COSTS AND EXPENSES:
    Employees' compensation and benefits                          10,299,598      16,016,813      15,317,520
    Clearing and execution costs                                     726,728         919,083         788,334
    Selling expenses                                                 432,085         601,563         536,920
    General and administrative expenses                            3,168,342       3,096,993       3,414,339
                                                                ------------    ------------    ------------
                 Total costs and expenses                         14,626,753      20,634,452      20,057,113
                                                                ------------    ------------    ------------

                 Income before provision for income taxes            463,254      19,953,840      31,018,232

PROVISION FOR INCOME TAXES                                           180,000       8,451,000      13,454,000
                                                                ------------    ------------    ------------
                 Net income                                     $    283,254    $ 11,502,840    $ 17,564,232
                                                                ============    ============    ============

EARNINGS PER COMMON SHARE - BASIC                               $       0.03    $       1.27    $       1.91
                                                                ============    ============    ============

EARNINGS PER COMMON SHARE - DILUTED                             $       0.03    $       1.27    $       1.91
                                                                ============    ============    ============




NET INCOME, as presented above                                  $    283,254    $ 11,502,840    $ 17,564,232

COMPREHENSIVE INCOME (LOSS):
    Net unrealized gains (losses) from investments,
       net of deferred income taxes (credit) of ($2,343,744),
       ($3,608,815), and $1,826,368, respectively                 (3,516,840)     (5,413,222)      2,696,701
                                                                ------------    ------------    ------------
                 Comprehensive income (loss)                    $ (3,233,586)   $  6,089,618    $ 20,260,933
                                                                ============    ============    ============



The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                                                          Accumulated
                                                                             Other
                                                                          Comprehensive
                                                                              Income -
                                                                            Unrealized
                                                                          Gains (Losses)
                                                 Additional                    From
                                     Common        Paid-in     Retained    Investments,     Unearned     Treasury
                                      Stock        Capital     Earnings        Net        Compensation     Stock            Total
                                     --------   -----------  -----------    ----------    ------------  ------------     -----------
BALANCE, December 31, 1998           $ 95,874   $24,389,499  $58,412,561    $7,494,341    $(6,188,615)  $(2,181,265)   $ 82,022,395

     Purchases of treasury stock                                                                         (2,611,094)     (2,611,094)
     Retirement of treasury stock      (5,123)   (4,787,236)                                              4,792,359            -
     Amortization of unearned
         compensation                              (147,004)                                2,250,408                     2,103,404
     Unrealized gains from
         investments, net of
         deferred taxes                                                      2,696,701                                    2,696,701
     Net income                                               17,564,232                                                 17,564,232
                                     --------   -----------  -----------    ----------    -----------   -----------    ------------

BALANCE, December 31, 1999             90,751    19,455,259   75,976,793    10,191,042     (3,938,207)            -     101,775,638

     Purchases of treasury stock                                                                           (686,262)       (686,262)
      Amortization of unearned
            compensation                            (95,000)                                2,250,408                     2,155,408
      Unrealized losses from
            investments, net of
            deferred tax credits                                            (5,413,222)                                  (5,413,222)
     Net income                                               11,502,840                                                 11,502,840
     Dividend, ($.25 per share)                               (2,268,781)                                                (2,268,781)
                                     --------   -----------  -----------    ----------    -----------   -----------    ------------

BALANCE, December 31, 2000                       19,360,259   85,210,852     4,777,820     (1,687,799)     (686,262)    107,065,621


      Purchases of treasury stock                                                                        (1,339,863)     (1,339,863)
      Retirement of treasury stock     (1,894)   (2,024,231)                                              2,026,125               -
      Amortization of unearned
             compensation                                                                   1,687,799                     1,687,799
      Unrealized losses from
              investments, net of
              deferred tax credits                                          (3,516,840)                                  (3,516,840)
      Net income                                                 283,254                                                    283,254
      Dividend, ($.20 per share)                              (1,777,141)                                                (1,777,141)
                                     --------   -----------  -----------    ----------    -----------   -----------    ------------

BALANCE, December 31, 2001            $88,857  $ 17,336,028  $83,716,965    $1,260,980     $        -    $        -    $102,402,830
                                      =======  ============  ===========    ==========     ==========     =========    ============







The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      2001                2000                1999
                                                               ----------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $       283,254     $    11,502,840      $    17,564,232
    Adjustments to reconcile net income to net cash
       (used in) operating activities-
          Depreciation and amortization                                529,784             467,893              273,199
          Amortization of unearned compensation                      1,687,799           2,250,408            2,250,408
          Realized and unrealized gains (losses) from
              investments, net                                       1,415,127         (18,175,984)         (32,097,041)
          Deferred taxes                                              (818,000)         (4,430,000)           5,976,066
    (Increase) decrease in operating assets-
       Accounts receivable                                           3,199,666          (1,956,589)            (995,072)
       Other assets                                                 (1,077,697)         (1,074,021)          (1,060,355)
    Increase (decrease) in operating liabilities-
       Income taxes payable                                         (2,511,796)          2,520,379            1,555,834
       Accrued compensation payable                                 (4,964,879)            602,638            4,164,170
       Accounts payable and other liabilities                         (202,574)           (314,013)             216,156
       Separation costs payable                                          -                   -                 (700,000)
                                                               --------------      ---------------      ---------------
                 Net cash (used in) operating activities            (2,459,316)         (8,606,449)          (2,852,403)
                                                               ----------------    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from clearing broker, net                               5,853,823          (3,815,936)          (1,770,560)
    Purchases of fixed assets                                         (107,935)           (732,678)          (1,043,457)
    Purchases of investments                                      (175,719,652)       (351,760,285)        (142,967,088)
    Proceeds from sales of investments                             178,770,829         363,972,872          149,868,066
                                                               ---------------     ---------------      ---------------
                 Net cash provided by investing activities           8,797,065           7,663,973            4,086,961
                                                               ---------------     ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock                                     (1,339,863)           (686,262)          (2,611,094)
    Dividends paid                                                  (4,045,922)                 -                    -
                                                               -----------------   ---------------      --------------
                 Net cash used in financing activities              (5,385,785)           (686,262)          (2,611,094)
                                                               ----------------    ----------------     ---------------

                 Net increase (decrease) in cash and
                    cash equivalents                                   951,964          (1,628,738)          (1,376,531)

CASH AND CASH EQUIVALENTS, beginning of year                           988,689           2,617,427            3,993,963
                                                               ---------------     ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of year                         $     1,940,653     $       988,689      $     2,617,427
                                                               ===============     ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for-
          Interest                                             $       178,304     $       140,922      $        83,961
          Income taxes                                         $     3,509,796     $    10,360,425      $     5,922,100
       Noncash financing activity-
          Decrease in additional paid-in capital related to
              restricted shares                                $      -            $       (95,000)     $      (147,004)
          Retirement of treasury stock                         $    (2,026,125)    $             -      $    (4,792,359)
          Accrued dividends payable                            $             -     $     (2,268,781)    $            -


The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999






1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management") and ASCC Corp. ("ASCC"). Capital is a registered investment advisor that provides investment advisory and management services to institutional clients and is the general partner and investment advisor of certain investment partnerships and mutual funds (see note 4). Management is a registered investment advisor and a broker-dealer in securities and owns a seat on the New York Stock Exchange, Inc. and owns a seat and is a member of the Chicago Board Options Exchange, Inc. Management provides investment advisory and management services to individual and smaller institutional clients and brokerage services to its clients and some of the clients of Capital. ASCC was formed in December 1998 for proprietary investment-related activities which were previously performed by the Holding Company.

Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the 2001 presentation.

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

Revenue Recognition

Advisory fee revenue is recognized in the period in which services are performed based on a percentage of assets under management. Commission revenue and related clearing and execution costs arising from customers' securities transactions are recognized on a settlement date basis. The effect of using the settlement date instead of the trade date for revenue recognition is immaterial.

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

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999






Investment transactions are recorded on trade date. The cost of investments sold is determined on the high-cost method. Securities listed on a securities exchange for which market quotations are available are valued at the last quoted sales price as of the last business day of the year. Investments in mutual funds are valued based upon the net asset value of the shares held as reported by the fund. Securities with no reported sales on such date are valued at their last closing bid price. Dividends and interest are accrued as earned.

Investments in Limited Partnerships

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment advisor for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying consolidated financial statements at the Company's share of the net asset values as reported by the respective Partnerships with the unrealized gain or loss recorded in the consolidated statements of income and comprehensive income (loss). Limited partners whose capital accounts in the aggregate are two-thirds of the total capital accounts of all limited partners in each Partnership may, at any time, require Capital to withdraw as the general partner of such Partnership. Therefore, the Company is not deemed to have control of the Partnerships and, accordingly, the accounts of the Partnerships are accounted for as an investment in partnership in the accompanying consolidated statement of financial condition.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less and money market accounts to be cash equivalents.

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


2. EARNINGS PER COMMON SHARE

Basic earnings per common share amounts were computed based on 8,939,105; 9,045,819 and 9,192,066 weighted average common shares outstanding in 2001, 2000 and 1999, respectively. For purposes of determining weighted average common shares outstanding, the Company considers all shares legally issued and outstanding in determining basic and diluted net income per share.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

In accordance with the provisions of SFAS No. 128, dilutive earnings per share for the three years ended December 31, 2001 were computed based on the weighted average common shares outstanding provided in the table below. Antidilutive options were not included in the computation of dilutive earnings per share as the options' exercise prices were greater than the average market price of the common shares for each of those respective years.

                                                  2001            2000            1999
                                             ------------    ------------    ------------
Weighted average common shares outstanding      8,939,105       9,045,819       9,192,066
Common stock equivalents-options
                                                   25,133          15,683           8,406
                                             ------------    ------------    ------------
          Dilutive weighted average common
              shares outstanding                8,964,238       9,061,502       9,200,472
                                             ============    ============    ============
Antidilutive options
                                                        -               -         200,000
                                             ============    ============    ============

3.  INVESTMENTS

Investments at December 31, 2001 and 2000, consisted of the following:

                                                                              Unrealized
                                                 Cost        Market Value     Gain (Loss)
                                             ------------    ------------    ------------
2001:
    Available for sale:

       Common stocks                         $ 46,628,442    $ 49,194,891    $  2,566,449
       Corporate bonds                          3,530,550       2,479,971      (1,050,579)
       Atalanta/Sosnoff Mutual Funds            8,928,494       9,416,525         488,031
                                             ------------    ------------    ------------
                                               59,087,486      61,091,387       2,003,901
                                             ------------    ------------    ------------
    Trading:
       Atalanta/Sosnoff Mutual Funds           11,334,357      12,492,296       1,157,939
       Common stocks, short
                                                 (314,789)       (203,000)        111,789
                                             ------------    ------------    ------------
                                               11,019,568      12,289,296       1,269,728
                                             ------------    ------------    ------------
    Other:
       Investments in limited partnerships     11,100,848      24,320,671      13,219,823
                                             ------------    ------------    ------------

                                             $ 81,207,902    $ 97,701,354    $ 16,493,452
                                             ============    ============    ============

                                                                              Unrealized
                                                 Cost        Market Value     Gain (Loss)
                                             ------------    ------------    ------------
2000:
    Available for sale:

       Common stocks                         $ 47,551,100    $ 54,519,262    $  6,968,162
       Corporate and government bonds           2,736,903       2,447,237        (289,666)
       Atalanta/Sosnoff Mutual Funds            6,877,405       8,173,960       1,296,555
                                             ------------    ------------    ------------
                                               57,165,408      65,140,459       7,975,051
                                             ------------    ------------    ------------
    Trading:
       Common Stocks, long                      4,151,668       4,281,822         130,154
       Common Stocks, short
                                                 (885,055)       (866,469)         18,586
       Atalanta/Sosnoff Mutual Funds           11,334,357      14,175,580       2,841,223
                                             ------------    ------------    ------------
                                               14,600,970      17,590,933       2,989,963
                                             ------------    ------------    ------------
    Other:
       Investments in Partnerships             10,743,609      25,295,627      14,552,018
                                             ------------    ------------    ------------

                                             $ 82,509,987    $108,027,019    $ 25,517,032
                                             ============    ============    ============

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999



4. RELATED PARTY TRANSACTIONS

As the General Partner for the Partnerships and the investment advisor of the Offshore Fund, Capital earned approximately, $2,442,000, $5,029,000 and $2,876,000 in 2001, 2000 and 1999, respectively, for advisory and management services (charged at 1% - 3% of net assets) and incentive fees charged at 20% of performance, as defined, in the case of one partnership. Balances receivable from the Partnerships were approximately $615,000, $2,033,000 and $1,524,000 at December 31, 2001, 2000 and 1999 respectively, including approximately $747,000 and $1,239,000 of incentive fees which are included in advisory fee revenue in 2000 and 1999, respectively. There were no incentive fees receivable at December 31, 2001.

Investments include shares held of the Atalanta/Sosnoff Fund, Atalanta/Sosnoff Value Fund, Atalanta/Sosnoff Focus Fund, Atalanta/Sosnoff Balanced Fund and the Atalanta/Sosnoff Mid Cap Fund (the "Funds"). Management acts as Distributor to the Funds and Capital acts as Investment Advisor. Management has agreed to reimburse each mutual fund's expenses to the extent necessary to limit each mutual fund's total operating expenses to 1.5% per annum (as defined) until at least October 1, 2006. General and administrative expenses include approximately $201,000, $140,000 and $91,000 of operating expenses which were reimbursed by Management in 2001, 2000 and 1999, respectively. Capital earned an advisory fee of approximately $134,000, $103,000, and $37,000 in 2001, 2000 and 1999,
respectively.

The Company has loaned approximately $3,900,000 to two senior officers of the Company for taxes attributable to the compensation element of the restricted stock award (see Note 8). The loans accrue interest at the applicable federal rate, are recourse and are due in future principal payments as follows: $767,000 in 2002, $1,100,000 in 2003, $998,000 in 2004 and $996,000 in 2005. Interest
earned and received by the Company on these loans was $165,000, $108,000 and $59,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Pursuant to this agreement, Management has made payments to the employee in three annual installments in January 1999, 2000 and 2001, based upon a multiple of annualized revenues from the employee's managed accounts. Based upon the managed accounts asset value over the period, the Company recognized approximately $2.9 million ratably as compensation expense over the term of the arrangement. In addition, Management and the employee agreed to change the split of Net Profits paid to the employee from 100% during the twelve-month period ended September 30, 1998 to 50% for the twelve-month period ended September 30, 1999, 25% for the twelve-month period ending September 30, 2000, and 0% thereafter. The employee has continued his employment with the Company.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999



5. PROVISION FOR INCOME TAXES

The provision for income taxes consists of:

                                                                 2001              2000             1999
                                                            ---------------  ---------------   --------------
    Current income taxes:
        Federal                                             $       800,000  $     8,373,000   $    6,141,000
        State and local                                             198,000        4,508,000        1,337,000
                                                            ---------------  ---------------   --------------
                  Total current                                     998,000       12,881,000        7,478,000
                                                            ---------------  ---------------   --------------
    Deferred income taxes (credit) provision:
        Federal                                                    (656,000)      (2,885,000)       4,907,000
        State and local                                            (162,000)      (1,545,000)       1,069,000
                                                            ---------------  ---------------   --------------
                  Total deferred                                   (818,000)      (4,430,000)       5,976,000
                                                            ---------------  ---------------   --------------
                  Total provision                           $       180,000  $     8,451,000   $   13,454,000
                                                            ===============  ===============   ==============

A reconciliation of the statutory federal income tax rate and the effective rate based on consolidated income before income taxes in 2001, 2000 and 1999, is set forth below:

                                                              2001      2000       1999
                                                             -------   ------     ------
   Statutory federal income tax rate                           34.9%     34.9%      34.9%
   Increase resulting from:
       State and local income taxes, net of federal tax
          benefit                                               4.0       7.5        7.5
       Other                                                    -           -        0.1
                                                             -------   ------     ------
                 Effective rate                                38.9%     42.4%      42.5%
                                                             ======    ======     ======

Deferred taxes payable are comprised of the following components as of December 31, 2001 and 2000:

                                                                      2001             2000
                                                                   ----------       ----------

        Unrealized gain on investments                             $3,656,000       $6,850,000




6. NET CAPITAL REQUIREMENTS

Management is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. At December 31, 2001, Management had net capital of approximately $10,722,000 which was $10,472,000 in excess of its required net capital of $250,000, and had a ratio of aggregate indebtedness to net capital of
0.20 to 1.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space and equipment under noncancelable operating leases expiring in 2002. In October, 1999, the Company entered into a new 15-year lease on its existing office space in New

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999



York that commences on September 1, 2002, resulting in approximate future minimum annual rent under this lease of $919,000, $1,011,000 and $1,103,000 per annum for each of the five-year periods ending August 2007, 2012, and 2017, respectively. Rent expense pursuant to these lease arrangements was approximately $672,000, $653,000 and $671,000 in 2001, 2000 and 1999,
respectively.

Clearance of Securities

Management has an agreement with a broker-dealer to clear securities transactions, carry customers' accounts on a fully disclosed basis and perform certain record-keeping functions. The agreement can be cancelled by either party upon 90 days' written notice. The agreement states that Management will assume customer obligations should a customer of Management default. The clearing broker-dealer controls credit risk of customers by requiring maintenance margin collateral in compliance with various regulatory and internal guidelines. At December 31, 2001, there were no significant customer receivables.

Compensation Agreements

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for senior executives. Under the MIP, each participant is entitled to receive their assigned share of the annual award pool, which is computed based on operating income performance goals, as defined in the MIP. An operating bonus of $541,000 was earned and accrued in 2000. No operating bonuses were earned under the operating MIP for 2001 and 1999.

The Company adopted an amendment to the MIP in 1999 whereby an annual investment performance bonus is earned by the Chief Executive Officer (CEO) based upon pre-tax earnings of certain managed assets of the Company in excess of a base index return, as defined. Included in compensation expense is an accrued investment performance bonus to the CEO of $2,216,000 and $3,446,000 in 2000 and 1999, respectively. No investment performance bonus was earned by the CEO in 2001.

In addition, under the amended MIP agreement, the President of the Company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of the Partnership managed by the President and an annual bonus based upon the pre-tax earnings of the Company's investment in the Partnership managed by the President. Included in compensation expense related to this bonus is approximately $64,000, $1,683,000 and $532,000 for 2001, 2000 and 1999,
respectively.

8. STOCK OPTION, STOCK PURCHASE,
   INCENTIVE AND PROFIT-SHARING PLANS

In 1996, the Company adopted the Long-Term Incentive Plan ("LTIP") under which awards of stock, restricted stock, options and other stock-based awards totaling 880,000 shares of common stock may be granted to all full-time employees, officers and directors of the Company and its subsidiaries.

In 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two officers of the Company under the terms of the LTIP. Such awards vested over the four years ended September 2001. The difference of $9,001,625 between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and was amortized over the four-year period commencing with the fourth quarter of 1997 and ended with the third quarter of 2001.

Options may be granted as either "Qualified Options," "Nonqualified Options" or "Incentive Options." Generally, Qualified Options and Incentive Options may not be granted at a per share price that is less than 100% of fair market value on the date of grant. Nonqualified Options may be granted at prices determined by a committee comprised of certain members of the Board of Directors.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999



The Company's previous stock option plan, as amended (the "SOP") was terminated by the Company in connection with the approval by stockholders of the LTIP. The SOP provided for options to purchase 900,000 shares of common stock. The termination of the SOP did not affect options then outstanding.

A summary of option transactions for the three years ended December 31, 2001, is presented below. Each option becomes exercisable as to 20% of the total number of shares subject to the option six months after the date of grant, and as to an additional 20% each year thereafter. Generally, options may not be exercised more than ten years from the date of grant. Incentive Stock Options were granted at an exercise price of $9.00 in 1998. Nonqualified options were granted at exercise prices equal to the market price per share at the date of grant. Only the LTIP has options available for grant at the end of 2001.

                                                       Incentive     Qualified     Nonqualified
                                                         Stock         Stock           Stock
                                                        Options       Options         Options         Total
                                                       ----------   ----------     -------------     -------
       Outstanding, end of 1999, 2000 and 2001            100,000           -            150,000     250,000
                                                       ==========   ==========     =============     =======
       Exercisable, end of 1999                                                                      190,000
                                                                                                     =======
       Exercisable, end of 2000                                                                      230,000
                                                                                                     =======
       Exercisable, end of 2001                                                                      240,000
                                                                                                     =======
       Available for grant, end of 2001                                                               55,000
                                                                                                     ========

The Company accounts for these options under Accounting Procedures Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income and comprehensive income. Had compensation cost for these options been determined consistent with the fair value method required by Financial Accounting Standards Board Statement No. 123 ("FASB No. 123"), the Company's net income and earnings per share would have been the following pro forma amounts in each of the three years ended December 31, 2001:

                                   2001             2000              1999
                                 --------       -----------       -----------
          Net income:
              As reported        $283,254       $11,502,840       $17,564,232
              Pro forma          $261,054        11,393,489        17,454,834

          Basic EPS:
              As reported            0.03              1.27              1.91
              Pro forma              0.03              1.26              1.90

          Dilutive EPS:
              As reported            0.03              1.27              1.91
              Pro forma              0.03              1.26              1.90

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999



Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net income and earnings per share may not be representative of that to be expected in future years.

The Company also has a profit-sharing plan covering substantially all full-time employees. Contributions to this plan, which in any fiscal year are at the discretion of the Board of Directors, were approximately $209,000, $366,000 and $265,000 in 2001, 2000 and 1999, respectively.


9. TREASURY STOCK TRANSACTIONS

In January and February 2000, the Company purchased 6,500 and 5,000 shares of its common stock, respectively, at an average price of $8.98 per share. In August and September 2000, the Company purchased 19,000 and 39,400 shares of its common stock, respectively, at an average price of $9.98 per share. In May and September 2001, the Company purchased 94,920 and 24,600 shares of its common stock, respectively, at an average price of $11.21 per share. On December 12, 2001, the Company retired 189,420 shares of treasury stock and restored the common stock to authorized and unissued status.


10. FINANCIAL INSTRUMENTS WITH
    OFF-BALANCE SHEET RISK AND
    CONCENTRATION OF CREDIT RISK

In the normal course of business, the Company enters into various security transactions as principal. The execution, settlement and financing of these transactions may result in off-balance sheet risk or concentration of credit risk.

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

Cash and securities positions owned or sold by the Company are carried by its prime broker. To the extent the Company purchases or sells securities on margin, a specified level of collateral in the form of securities or cash is held by the prime broker to satisfy its margin requirements. This subjects the Company to counterparty credit risk with respect to the prime broker, to the extent cash and securities held by the prime broker on behalf exceed the margin balance.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)




                                                                  Quarter
                                              -------------------------------------------------
                                               First        Second         Third        Fourth
                                              -------       -------       -------       -------
                                                 (000's omitted, except per share amounts)
2001:
    Operating revenues*                       $ 4,169       $ 3,880       $ 3,871       $ 3,538
    Operating expenses**                        4,117         4,155         3,553         2,803
    Income before income taxes                (2,968)         2,784       (4,971)         5,618
    Net income                                (1,622)         1,554       (2,796)         3,147
    Per common share-
       Basic                                    (.18)           .17         (.31)           .36
       Diluted                                  (.18)           .17         (.31)           .35

2000:
    Operating revenues*                       $ 6,070       $ 5,103       $ 6,524       $ 3,482
    Operating expenses**                        4,627         4,714         5,336         3,331
    Income (loss) before income taxes          12,818           707        11,249       (4,820)
    Net income (loss)                           7,407           397         6,501       (2,802)
    Per common share-
       Basic                                      .82           .04           .72         (.31)
       Diluted                                    .82           .04           .72         (.31)

1999:
    Operating revenues*                       $ 4,223       $ 4,497       $ 4,197       $ 5,353
    Operating expenses**                        3,793         3,795         3,710         4,780
    Income before income taxes                  5,119         9,143         2,447        14,309
    Net income                                  2,897         5,186         1,383         8,098
    Per common share-
       Basic                                      .31           .56           .15           .89
       Diluted

* Operating revenue includes advisory fees, commissions and other operating revenue.

** Operating expenses include total costs and expenses less an accrued investment bonuses payable to the CEO and the President pursuant to the amended MIP plan of $2,626,000 and $3,446,000 in 2000 and 1999, respectively. There were no investment bonuses in 2001. (See Note 9 to the audited financial statements.)

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

     10.28 Restricted Stock Award Agreements dated as of September 17, 1997 executed by each of Craig B. Steinberg and Anthony G. Miller (13),
              (16)

     10.29 Employment Agreement dated December 22, 1997 between James D. Staub and the Company (13), (16)

     10.30 Agreement dated October 29, 1998 between William M. Knobler and the Company (14), (16)

     10.31 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on March 10, 1999 (14), (16)

     10.32 Lease agreement dated October 26, 1999 between the Company and 101 Park Avenue Associates. - (15), (16)

     10.33 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on February 29, 2000 - (15),
              (16)

     10.34 First Amendment to the Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on March 22, 2002. - FILED HEREWITH

     11.      Computation of Earnings per Share - FILED HEREWITH

     22.      Subsidiaries of the Registrant. (Exhibit 22) (1)

     25.      Power of Attorney (included as part of the "Signatures" page).

     99.1 Letter of Registrant to the Securities and Exchange Commission dated March 22, 2002- FILED HEREWITH

     99.2     Letter from Arthur Andersen LLP dated March 26, 2002 - FILED
              HEREWITH

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on this 22rd day of March, 2002.

                                            ATALANTA/SOSNOFF CAPITAL CORPORATION


                                            By: s/ Martin T. Sosnoff
                                                ------------------------------
                                                Martin T. Sosnoff
                                                Chairman of the Board and
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                                         DATE
         ---------                           -----                                         ----
         S/ Jay Goldsmith                                                             March 22, 2002
         ------------------------------
         Jay Goldsmith                       Director


         s/ Kevin S. Kelly                                                            March 22, 2002
         --------------------------------
         Kevin S. Kelly                      Senior Vice President,
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)

         s/ Ronald H. Menaker
         --------------------------------
         Ronald H. Menaker                   Director                                 March 22, 2002


         s/ Anthony G. Miller
         --------------------------------
         Anthony G. Miller                   Executive Vice President,                March 22, 2002
                                             Chief Operating Officer,
                                             Secretary


         s/ Martin T. Sosnoff
         --------------------------------
         Martin T. Sosnoff                   Chairman, Chief                          March 22, 2002
                                             Executive Officer,
                                             Director (Principal
                                             Executive Officer)


         s/ Craig B. Steinberg
         --------------------------------
         Craig B. Steinberg                  President and                            March 22, 2002
                                             Director of Research,
                                             Director


         s/ Thurston Twigg-Smith
         --------------------------------
         Thurston Twigg-Smith                Director                                 March 22, 2002

                                  EXHIBIT INDEX




EXHIBIT NUMBER    DESCRIPTION                                           PAGE


    10.34         First Amendment to the Amended and                     30 - 31
                  Restated Management Incentive Plan as adopted by the Board of Directors of the Company on March 22, 2002.

    11            Computation of Earnings per Share                      S-1


    99.1          Letter of Registrant to the Securities and Exchange    32 - 33
                  Commission dated March 22, 2002

    99.2          Letter from Arthur Andersen LLP                        34
                  dated March 26, 2002