Form 10-Q
period 2002-03-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2002-05-13
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   ------------------------------------------

For Quarter Ended:
March 31, 2002                          Commission File Number: 1-9137

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3339071
--------------------------------                --------------------------------
(State or other jurisdiction                      (I.R.S. Employer I.D. No.)
of incorporation or organization)


101 PARK AVENUE, NEW YORK, NEW YORK                           10178
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

Yes      X        No

As of May 10, 2002 there were 8,790,707 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                          PAGE NO.
                                                                        --------
         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - March 31, 2002
                  and December 31, 2001                                       3

                  Condensed Consolidated Statements
                  of Operations and Comprehensive Income (Loss) -
                  Three Months Ended March 31, 2002 and 2001                  4

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity -
                  Three Months Ended March 31, 2002                           5

                  Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                  March 31, 2002 and 2001                                     6

                  Notes to Condensed Consolidated                         7 - 9
                  Financial Statements

                  Special Note Regarding Forward-Looking Statements          10

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                             11 - 13

Part II - Other Information

         Items 1-6                                                           14

Signatures                                                                   15

Exhibit 11 - Computation of Earnings (Loss) Per Share                        16

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              (UNAUDITED)
ASSETS                                                        March 31, 2002              DECEMBER 31, 2001
------                                                        --------------              -----------------
Assets:
   Cash and cash equivalents                                    $  1,568,363                   $  1,940,653
   Accounts receivable                                             2,990,769                      3,071,180
   Due from brokers                                                  777,410                        748,263
   Investments, at market                                         71,106,995                     73,583,683
   Investments in limited partnerships                            22,404,471                     24,320,671
   Fixed assets, net                                               1,147,814                      1,272,504
   Exchange memberships, at cost                                     402,000                        402,000
   Other assets                                                    4,123,579                      4,155,943
                                                                ------------                   ------------

     Total assets                                               $104,521,401                   $109,494,897
                                                                ============                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Income taxes payable                                         $  2,039,714                   $  4,951,233
   Accounts payable and other liabilities                            656,133                        471,761
   Accrued compensation payable                                      195,048                        450,540
   Due to broker                                                   2,530,112                      1,015,533
   Securities sold not yet purchased, at market value                     --                        203,000
                                                                ------------                   ------------

     Total liabilities                                             5,421,007                      7,092,067
                                                                ------------                   ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                           --                             --
   Common stock, $.01 par value; 30,000,000
       shares authorized, 8,885,707
       shares issued                                                  88,857                         88,857
   Additional paid-in capital                                     17,336,028                     17,336,028
   Retained earnings                                              82,556,228                     83,716,965
   Accumulated other comprehensive income (loss) -
       unrealized gains (losses) from investments,
       net of deferred income tax (credit)                          (776,619)                     1,260,980
   Treasury stock, at cost, 10,000 and zero
       shares, respectively                                         (104,100)                            --
                                                                ------------                   ------------
     Total shareholders' equity                                   99,100,394                    102,402,830
                                                                ------------                   ------------

     Total liabilities and shareholders' equity                 $104,521,401                   $109,494,897
                                                                ============                   ============

Book value per common share                                     $      11.17                   $      11.52
                                                                ============                   ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                  MARCH 31, 2002         MARCH 31, 2001
                                                                  --------------         --------------
Revenues:
   Advisory fees                                                   $  3,454,341           $  3,608,317
   Commissions and other operating revenues                             403,806                560,478
   Realized and unrealized gains (losses) from principal
             securities transactions, net                           (3,107,506)            (3,255,272)
   Interest and dividend income, net                                    307,117                234,593
                                                                   ------------           ------------

     Total revenues                                                   1,057,758              1,148,116
                                                                   ------------           ------------

Costs and expenses:
   Employees' compensation                                            1,993,814              2,830,463
   Clearing and execution costs                                         155,607                238,999
   Selling expenses                                                     119,321                128,057
   General and administrative expenses                                  886,753                919,019
                                                                   ------------           ------------

     Total costs and expenses                                         3,155,495              4,116,538
                                                                   ------------           ------------

     Income (loss) before provision for
                  income taxes (benefit)                            (2,097,737)            (2,968,422)

Provision for income taxes (benefit)                                  (937,000)            (1,347,000)
                                                                   ------------           ------------

       Net income (loss)                                           $(1,160,737)           $(1,621,422)
                                                                   ============           ============

Earnings (loss) per common share - basic                           $     (0.13)           $     (0.18)
                                                                   ============           ============

Earnings per common share - diluted                                $        N/A           $        N/A
                                                                   ============           ============


Net income (loss), as presented above                              $(1,160,737)           $(1,621,422)

Comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (credit)                            (2,037,599)            (4,795,240)
                                                                   ------------           ------------

Comprehensive income (loss)                                        $(3,198,336)           $(6,416,662)
                                                                   ============           ============





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                                                             Accumulated other
                                                                                comprehensive
                                                                               income (loss) -
                                              Additional                      unrealized gains
                                  Common       Paid-In         Retained          (losses) from      Treasury
                                  Stock        Capital         Earnings       investments, net        Stock            Total
                                  -----        -------         --------       ----------------        -----            -----
Balance -
December 31, 2001                $88,857     $17,336,028      $83,716,965         $1,260,980        $ ---           $102,402,830

Purchases of treasury stock                                                                          (104,100)         (104,100)

Net unrealized losses from
investments, net of deferred
income tax benefit                                                               (2,037,599)                         (2,037,599)

Net loss                                                      (1,160,737)                                            (1,160,737)
                                 -------       ---------      -----------         ----------        ----------       -----------

Balance -
March 31, 2002                   $88,857     $17,336,028      $82,556,228         $(776,619)        $(104,100)      $99,100,394
                                 =======     ===========      ===========         ==========        ==========      ===========













            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                            2002                    2001
                                                                       ---------------         --------------
Cash flows from operating activities:
   Net income (loss)                                                    $ (1,160,737)           $ (1,621,422)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
   Depreciation and amortization                                             136,787                 128,223
   Amortization of unearned compensation                                         ---                 562,602
   Realized and unrealized (gains) losses from
       principal securities transactions, net                              3,107,506               3,255,272

Increase (decrease) from changes in:
   Accounts receivable                                                        80,411                 565,533
   Other assets                                                               32,364                 (62,729)
   Income taxes payable                                                   (1,624,816)             (1,373,090)
   Accounts payable and other liabilities                                    184,495                 (95,825)
   Accrued compensation payable                                             (255,492)             (5,282,632)
                                                                        ------------            ------------

       Net cash provided by (used in) operating activities                   500,518             (3,924,068)
                                                                        ------------            ------------

Cash flows from investing activities:
   Due to brokers                                                          1,485,432               4,137,522
   Purchases of fixed assets                                                 (12,097)                (21,770)
   Purchases of investments                                              (47,820,875)            (78,992,770)
   Proceeds from sales of investments                                     45,578,832              82,464,878
                                                                        ------------            ------------

       Net cash provided by (used in) investing activities                  (768,708)              7,587,860
                                                                        ------------            ------------

Cash flows from financing activities:
     Dividends paid                                                        --                    (2,268,781)
     Purchases of treasury stock                                            (104,100)                    --
                                                                        ------------            ------------

       Net cash used in financing activities                                (104,100)             (2,268,781)
                                                                        ------------            ------------

Net decrease in cash and cash equivalents                                   (372,290)              1,395,011
Cash and cash equivalents, beginning of period                             1,940,653                 988,689
                                                                        ------------            ------------

Cash and cash equivalents, end of period                                $  1,568,363            $  2,383,700
                                                                        ============            ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                                         $     19,431            $     79,138
                                                                       =============          ==============
       Income taxes                                                     $    506,893            $     26,090
                                                                        ============          ==============


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 2001 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

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

Capital serves as the general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying condensed consolidated financial statements at the Company's share of the respective Partnership's net assets with the unrealized gain or loss recorded in the consolidated statements of operations and comprehensive income (loss).

NOTE 3: NON-CASH COMPENSATION CHARGES ("NCCC") UNDER 1996 LONG TERM INCENTIVE PLAN ("LTIP")

In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives of the Company under the terms of the LTIP. Such awards vested over the four year period ended September 30, 2001. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and was amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually). Accordingly, NCCC of approximately $563,000 was charged to operations in the three months ended March 31, 2001 compared to none in the first three months of 2002.

NOTE 4:  COMPENSATION EXPENSE

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for certain senior executives. Under one component of the MIP, each participant is entitled to receive their assigned share of the annual reward pool, which is computed based on operating income performance goals, as defined in the MIP. There was no MIP operating bonus earned and accrued in the three months ended March 31, 2002 and 2001, respectively.

Pursuant to another component of the MIP, the President of the Company earns a bonus based upon the pretax operating profits earned by the Company as general partner of one of the Partnerships managed by the President, and an annual bonus based upon the pretax earnings of the Company's investment in the Partnership managed by the President in excess of a base indexed return. Accrued compensation expense related to these bonuses was $75,000 for the three months ended March 31, 2002, compared with none for the three months ended March 31, 2001.

In addition, under a separate component of the MIP, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pretax earnings of certain managed assets of the Company in excess of a base indexed return. There was no MIP bonus earned and accrued to the CEO in the three months ended March 31, 2002 and 2001, respectively.

NOTE 5:  TREASURY STOCK

In February and March 2002, the Company purchased 10,000 shares of its common stock at an average market price of $10.41 per share. In April 2002, the Company purchased 60,000 shares of its common stock at an average market price of $12.05 per share. In May 2002, the Company purchased 25,000 shares of its common stock at an average market price of $12.15 per share.

Due to the resignation of the Company's Chief Operating Officer, the Company has agreed to buy back 175,000 shares of its common stock, based on book value at April 30, 2002, by May 31, 2002.

NOTE 6:  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts were computed based on 8,883,207 and 9,005,227 weighted average common shares outstanding in the first quarters of 2002 and 2001, respectively. Because the Company reported a loss for the three months ended March 31, 2002 and 2001, respectively, the effect of stock options is antidilutive in determining dilutive earnings per share.

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

I.     GENERAL

       The assets of the Company totaled $104.5 million at March 31, 2002, compared with $109.5 million at December 31, 2001, and book value per common share totaled $11.17 at March 31, 2002, compared with $11.52 at December 31, 2001.

       Cash and cash equivalents totaled $1.6 million at March 31, 2002, compared with $1.9 million at December 31, 2001. Net investments (at market) totaled $71.1 million at March 31, 2002, compared with $73.6 million at the end of 2001. Accumulated unrealized losses on investments, net of deferred tax benefit, totaled $777,000 at March 31, 2002, compared with accumulated unrealized gains, net of deferred taxes, of $1.3 million at December 31, 2001.

       Assets under management at March 31, 2002 totaled $2.41 billion, or 2% more than at March 31, 2001, and 2% more than at December 31, 2001. Positive performance results of $55 million primarily accounts for the increase in assets under management over the twelve months ended March 31, 2002.

       The Company had a net loss of $1.2 million ($(.13) per common share) for the three months ended March 31, 2002, compared with a net loss of $1.6 million ($(.18) per common share) for the same period in 2001.

       After eliminating non-operating charges, pretax operating income totaled $703,000 in the first quarter of 2002, compared with $614,000 in the first quarter of 2001.

II.    ASSETS UNDER MANAGEMENT

       Assets under management totaled $2.41 billion at March 31, 2002, compared with $2.36 billion at December 31, 2001, and $2.35 billion at March 31, 2001. Average assets under management decreased to $2.36 billion in the first quarter of 2002, compared with $2.57 billion in the comparable period a year ago. Average managed assets for the first quarter of 2002 increased 6% compared with the fourth quarter of 2001.

       During the first three months of 2002, new accounts of $35 million and net positive client cash flows of $50 million, partially offset by lost accounts of $22 million and negative performance of $13 million, accounted for the increase in managed assets. In the twelve months ended March 31, 2002, new accounts of $176 million and positive performance of $55 million, partially offset by lost accounts and net withdrawals out of client accounts of $177 million, accounted for the increase in managed assets.

III.   RESULTS OF OPERATIONS

       QUARTERLY COMPARISON

       Revenue from advisory fees and commissions ("operating revenue") decreased to $3.9 million in the first quarter of 2002, as compared with $4.2 million in the first quarter of 2001. The Company had a net loss on investments of $2.8 million in the first quarter of 2002, compared with a net loss on investments of $3.0 million in the first quarter of 2001.

       Expenses for the first quarter of 2002 decreased 23% to $3.2 million, from $4.1 million in the first quarter of 2001.

       The following table depicts variances in significant statement of operations items for the three months ended March 31, 2002 compared with the same period in 2001. Explanations of the variances follow the table.

                                                            (000's)
                                                    3 Months Ended March 31,
                                                    ------------------------       Percentage
                                                    2002                2001         Change
                                                    ----                ----         ------
       A. Advisory fees                            $3,454              $3,608          (4%)

       B. Realized and unrealized gains
            (losses) from principal securities
            transactions, net                      (3,108)             (3,255)         N/A

       C. Employees' compensation                   1,994               2,830         (30%)

       D. Non-compensation expenses                 1,162               1,286         (10%)

o The 4% decrease in advisory fees is primarily due to the difficult market conditions in 2001 and 2002 and the decrease in average assets under management as discussed above.

o The Company recorded a net realized and unrealized loss from investment transactions of $3.1 million in the first quarter of 2002, compared with a net realized and unrealized loss from investment transactions of $3.3 million for the first quarter of 2001. The net realized and unrealized losses from principal securities transactions were $748,000 and $2.4 million, respectively, for the first quarter of 2002, as compared to net realized gains and unrealized losses of $517,000 and $3.7 million, respectively, for the first quarter of 2001.

o The decrease of 30% in employees' compensation is primarily due to the aforementioned decrease in advisory fees and the resulting decrease in sales payouts and accrued bonus compensation. Additionally, non-cash compensation charges of $563,000 are included in the first quarter of 2001, compared to none in the first quarter of 2002.

o Non-compensation expenses decreased 10% for the three months ended March 31, 2002 as compared to the 2001 comparable quarter. The decrease was primarily related to a decrease in clearing and execution costs and in general and administrative expenses.

IV.    LIQUIDITY AND CAPITAL RESOURCES

       Investments, net, which includes corporate and convertible debt, U.S. government agency debt instruments, marketable equity securities and the Atalanta/Sosnoff Mutual Funds, aggregated $71.1 million at March 31, 2002, compared with $73.6 million at the end of 2001. Shareholders' equity decreased to $99.1 million at March 31, 2002, from $102.4 million at the end of 2001, primarily from unrealized losses from investments (net of deferred tax credit) of $2.1 million in the investment portfolio and a net loss from operations of $1.2 million for the three months ended March 31, 2002. The Company had a net accumulated unrealized loss on investments of $776,000 in shareholders' equity at March 31, 2002, compared with a net accumulated unrealized gain on investments of $1.3 million at December 31, 2001.

       At March 31, 2002, the Company's net investment portfolio at market totaled $95.1 million (cost basis $90.3 million), compared with $99.8 million (cost $83.1 million) at the end of 2001, which was comprised of cash and cash equivalents, net investments described above and investments in limited partnerships. At March 31, 2002, the Company was invested primarily in 17 separate large-cap equity securities, in a more concentrated fashion of what it does for its managed client accounts.

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

       At March 31, 2002, the Company had cash and cash equivalents of $1.6 million, compared with $1.9 million at the end of 2001. Operating activities generated net cash inflows of $501,000 in the three months ended March 31, 2002, compared with $3.9 million of net cash outflows in the same period in 2001, reflecting the changing levels of operating assets and liabilities and net income (loss) over those periods. Net cash used in investing activities totaled $769,000 in the first three months of 2002, compared with $7.6 million provided by investing activities in the comparable 2001 period. The increase and decrease in 2002 and 2001 was primarily the result of net proceeds from investment transactions. Net cash outflows from financing activities was $104,000 in the first three months of 2002 compared with $2.3 million in the comparable 2001 period. The cash outflow in 2001 was the result of paying dividends accrued at December 31, 2000.

       In February and March 2002, the Company purchased 10,000 shares of its common stock at an average market price of $10.41 per share. In April 2002, the Company purchased 60,000 shares of its common stock, at an average market price of $12.05 per share. In May 2002, the Company purchased 25,000 shares of its common stock at an average market price of $12.15 per share.

       Due to the resignation of the Company's Chief Operating Officer, the Company has agreed to buy back 175,000 shares of its common stock, based on book value of April 30, 2002 by May 31, 2002.

       At March 31, 2002, there were no liabilities for borrowed money.

Part II. Other Information

                Item 1.  Legal Proceedings

                         None.

                Item 2.  Changes in Securities

                         None.

                Item 3.  Default upon Senior Securities

                         None.

                Item 4.  Submission of Matters to a Vote of Security Holders

                         At the Company's Annual Meeting of Shareholders held on May 9, 2002, the election of the Board of Directors' nominees was approved, the amendment to the Management Incentive Plan was approved, and ratification of the appointment of the company's independent auditors was approved.

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
                15       None.
                18       None.
                19       None.
                20       None.
                23       None.
                24       None.
                25       None.
                28       None.

                Reports on Form 8-K:       March 28, 2002
                Reports on Form 8-KA       April 10, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Atalanta/Sosnoff Capital Corporation






Date:  May 10, 2002            /s/  Martin T. Sosnoff
                               ----------------------
                               Martin T. Sosnoff
                               Chairman of the Board and Chief Executive Officer





Date:  May 10, 2002            /s/ Kevin S. Kelly
                               ------------------
                               Kevin S. Kelly
                               Senior Vice President, Chief Financial Officer