Form 10-Q
period 2002-06-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2002-08-13
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     --------------------------------------


For Quarter Ended:
June 30, 2002                            Commission File Number: 1-9137


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

Yes   [X]        No   [ ]


As of August 13, 2002 there were 8,528,707 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

                                      INDEX

Part I - Financial Information                                          PAGE NO.
                                                                        --------

         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - June 30, 2002
                  and December 31, 2001                                        3

                  Condensed Consolidated Statements
                  of Operations and Comprehensive Income (Loss)-
                  Three Months Ended June 30, 2002 and 2001                    4

                  Condensed Consolidated Statements
                  of Operations and Comprehensive Income (Loss)-
                  Six Months Ended June 30, 2002 and 2001                      5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity-
                  Six Months Ended June 30, 2002                               6

                  Condensed Consolidated Statements of
                  Cash Flows - Six Months Ended
                  June 30, 2002 and 2001                                       7

                  Notes to Condensed Consolidated                          8 -10
                  Financial Statements

                  Special Note Regarding Forward - Looking Statements         11

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                              12 - 16

Part II - Other Information

         Items 1-6                                                            17

Signatures                                                                    18

Exhibit 11 - Computation of Earnings (Loss) Per Share                         19

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             (UNAUDITED)
ASSETS                                                      JUNE 30, 2002    DECEMBER 31, 2001
------                                                      -------------    -----------------
Assets:
   Cash and cash equivalents                                $  1,495,724        $  1,940,653
   Accounts receivable                                         2,625,358           3,071,180
   Due from brokers                                            3,637,927             748,263
   Investments, at market                                     54,915,774          73,583,683
   Investments in limited partnerships                        19,386,374          24,320,671
   Deferred tax asset                                          2,176,900                 -
   Fixed assets, net                                           1,023,292           1,272,504
   Exchange memberships, at cost                                 402,000             402,000
   Other assets                                                3,252,767           4,155,943
                                                            ------------        ------------
     Total assets                                           $ 88,916,116        $109,494,897
                                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities                   $    825,484        $    471,761
   Accrued compensation payable                                  183,744             450,540
   Income taxes payable                                              -             4,951,233
   Due to broker                                                     -             1,015,533
   Securities sold not yet purchased, at market value                -               203,000
                                                            ------------        ------------
     Total liabilities                                         1,009,228           7,092,067
                                                            ------------        ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                      -                   -
   Common stock, $.01 par value; 30,000,000
       shares authorized; 8,885,707
       shares issued                                              88,857              88,857
   Additional paid-in capital                                 17,336,028          17,336,028
   Retained earnings                                          76,872,856          83,716,965
   Accumulated other comprehensive income (loss) -
       unrealized gains (losses) from investments,
       net of deferred income tax (credit)                    (3,158,103)          1,260,980
   Treasury stock, at cost, 285,000 and zero
         shares, respectively                                 (3,232,750)                -
                                                            ------------        ------------
     Total shareholders' equity                               87,906,888         102,402,830
                                                            ------------        ------------
     Total liabilities and shareholders' equity             $ 88,916,116        $109,494,897
                                                            ============        ============
Book value per common share                                 $      10.22        $      11.52
                                                            ============        ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                              JUNE 30, 2002         JUNE 30, 2001
                                                              -------------         -------------
Revenues:
   Advisory fees                                              $  3,269,679           $  3,464,281
   Commissions and other operating revenues                        329,879                416,050
   Realized and unrealized gains (losses) from principal
             securities transactions, net                       (8,788,480)             2,924,659
   Interest and dividend income, net                               206,674                133,417
                                                              ------------           ------------

     Total revenues                                             (4,982,248)             6,938,407
                                                              ------------           ------------

Costs and expenses:
   Employees' compensation                                       1,932,918              3,014,270
   Clearing and execution costs                                    111,905                189,970
   Selling expenses                                                132,962                151,578
   General and administrative expenses                           1,041,337                798,768
                                                              ------------           ------------

     Total costs and expenses                                    3,219,122              4,154,586
                                                              ------------           ------------

     Income (loss) before provision for
                  income taxes (benefit)                        (8,201,370)             2,783,821

Provision for income taxes (benefit)                            (2,518,000)             1,230,000
                                                              ------------           ------------


       Net income (loss)                                      $ (5,683,370)          $  1,553,821
                                                              ============           ============

Earnings (loss) per common share - basic                      $      (0.65)          $       0.17
                                                              ============           ============

Earnings (loss) per common share - diluted                    $        N/A           $       0.17
                                                              ============           ============



Net income (loss), as presented above                         $ (5,683,370)          $  1,553,821

Comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (credit)                        (2,381,484)             2,738,747
                                                              ------------           ------------


Comprehensive income (loss)                                   $ (8,064,854)          $  4,292,568
                                                              ============           ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                 ----------------
                                                                    JUNE 30, 2002                JUNE 30, 2001
                                                                    -------------                -------------
Revenues:
   Advisory fees                                                   $   6,724,020                 $   7,072,598
   Commissions and other operating revenues                              733,684                       976,529
   Realized and unrealized gains (losses) from principal
             securities transactions, net                            (11,895,986)                     (330,613)
   Interest and dividend income, net                                     513,790                       368,010
                                                                   -------------                 -------------
     Total revenues                                                   (3,924,492)                    8,086,524
                                                                   -------------                 -------------
Costs and expenses:
   Employees' compensation                                             3,926,732                     5,844,732
   Clearing and execution costs                                          267,512                       428,969
   Selling expenses                                                      252,283                       279,865
   General and administrative expenses                                 1,928,090                     1,717,801
                                                                   -------------                 -------------
     Total costs and expenses                                          6,374,617                     8,271,367
                                                                   -------------                 -------------
     Income (loss) before provision for
                  income taxes (benefit)                             (10,299,109)                     (184,843)
Provision for income taxes (benefit)                                  (3,455,000)                     (117,000)
                                                                   -------------                 -------------
       Net income (loss)                                           $  (6,844,109)                $     (67,843)
                                                                   =============                 =============
Earnings (loss) per common share - basic                           $       (0.78)                $       (0.01)
                                                                   =============                 =============
Earnings (loss) per common share - diluted                         $         N/A                 $         N/A
                                                                   =============                 =============
Net income (loss), as presented above                              $  (6,844,109)                $     (67,843)

Comprehensive income (loss):
     Net unrealized gains (losses) from investments,
     net of deferred income tax (credit)                              (4,419,083)                   (2,056,493)
                                                                   -------------                 -------------
Comprehensive income (loss)                                        $ (11,263,192)                $  (2,124,336)
                                                                   =============                 =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


                                                                              Accumulated other
                                                                                comprehensive
                                                                               income (loss) -
                                                Additional                     unrealized gains
                                    Common        Paid-In        Retained       (losses) from         Treasury
                                    Stock         Capital        Earnings      investments, net         Stock            Total
                                    -----         -------        --------      ----------------         -----            -----
Balance -
December 31, 2001                  $88,857     $17,336,028     $83,716,965        $  1,260,980       $    --          $102,402,830


Purchases of treasury stock                                                                           (3,232,750)       (3,232,750)


Net unrealized losses from
investments, net of deferred
income tax benefit                                                                  (4,419,083)                         (4,419,083)


Net loss                                                        (6,844,109)                                             (6,844,109)
                                   -------     -----------     -----------        ------------       -----------      ------------
Balance -
June 30, 2002                      $88,857     $17,336,028     $76,872,856        $ (3,158,103)      $(3,232,750)     $ 87,906,888
                                   =======     ===========     ===========        ============       ===========      ============













            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                         2002                    2001
                                                                    -------------           -------------
Cash flows from operating activities:
   Net income (loss)                                                $  (6,844,109)          $     (67,843)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
   Depreciation and amortization                                          274,148                 260,681
   Amortization of unearned compensation                                      -                 1,125,204
   Realized and unrealized (gains) losses from
       principal securities transactions, net                          11,895,986                 330,613

Increase (decrease) from changes in:
   Accounts receivable                                                    445,822                 806,422
   Other assets                                                           903,176                (129,772)
   Income taxes payable                                                (4,180,040)             (3,626,796)
   Accounts payable and other liabilities                                 353,723                 586,756
   Accrued compensation payable                                          (266,796)             (5,198,782)
                                                                    -------------           -------------

       Net cash provided by (used in) operating activities              2,581,910              (5,913,517)
                                                                    -------------           -------------
Cash flows from investing activities:
   Due from brokers                                                    (3,905,197)              3,104,535
   Purchases of fixed assets                                              (24,936)                (23,344)
   Purchases of investments                                           (83,492,567)           (120,777,592)
   Proceeds from sales of investments                                  87,628,611             126,579,516
                                                                    -------------           -------------

       Net cash provided by investing activities                          205,911               8,883,115
                                                                    -------------           -------------
Cash flows from financing activities:
     Dividends paid                                                           -                (2,268,781)
     Purchases of treasury stock                                       (3,232,750)             (1,091,767)
                                                                    -------------           -------------

       Net cash used in financing activities                           (3,232,750)             (3,360,548)
                                                                    -------------           -------------

Net decrease in cash and cash equivalents                                (444,929)               (390,950)
Cash and cash equivalents, beginning of period                          1,940,653                 988,689
                                                                    -------------           -------------

Cash and cash equivalents, end of period                            $   1,495,724           $     597,739
                                                                    =============           =============
Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                                     $      35,026           $     168,820
                                                                    =============           =============
       Income taxes                                                 $     474,023           $   3,509,796
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002, and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 2001 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.


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


NOTE 3: NON-CASH COMPENSATION CHARGES ("NCCC") UNDER 1996 LONG TERM INCENTIVE PLAN ("LTIP")

In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives of the Company under the terms of the LTIP. Such awards vested over the four year period ended September 30, 2001. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and was amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually). Accordingly, NCCC of approximately $563,000 and $1,126,000 was charged to operations in both the three and six months ended June 30, 2001 compared to none in the three and six months ended 2002.


NOTE 4:  COMPENSATION EXPENSE

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for certain senior executives. Under one component of the MIP, each participant is entitled to receive their assigned share of the annual reward pool, which is computed based on operating income performance goals, as defined in the MIP. There was no MIP operating bonus earned and accrued in the three and six months ended June 30, 2002 and 2001, respectively.

Pursuant to another component of the MIP, the President of the Company earns a bonus based upon the pretax operating profits earned by the Company as general partner of one of the Partnerships managed by the President, and an annual bonus based upon the pretax earnings of the Company's investment in the Partnership managed by the President in excess of a base indexed return. There was no MIP bonus earned and accrued for the three and six months ended June 30, 2002 and 2001, respectively.

In addition, under a separate component of the MIP, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pretax earnings of certain managed assets of the Company in excess of a base indexed return. There was no MIP bonus earned and accrued to the CEO in the three and six months ended June 30, 2002 and 2001, respectively.

NOTE 5:  TREASURY STOCK

In February and March 2002, the Company purchased 10,000 shares of its common stock at an average market price of $10.41 per share. In April 2002, the Company purchased 60,000 shares of its common stock at an average market price of $12.05 per share. In May 2002, the Company purchased 40,000 shares of its common stock at an average market price of $12.19 per share.

In May 2002, due to the resignation of the Company's Chief Operating Officer, the Company bought back 175,000 shares of its common stock at a price of $10.96 per share, the stock's book value at April 30, 2002.

In July 2002, the Company purchased 72,000 shares of its common stock at an average market price of $10.95 per share.


NOTE 6:  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts were computed based on 8,747,685 and 8,957,888 weighted average common shares outstanding in the second quarters of 2002 and 2001, respectively. Diluted earnings per share amounts were computed based on 8,984,650 weighted average common shares outstanding in the three months ended June 30, 2001. Basic earnings (loss) per share amounts were computed based on 8,815,446 and 8,981,557 weighted average common shares in the first six months of 2002 and 2001, respectively. Because the Company reported a loss in the second quarter of 2002 and for the first six months of 2002 and 2001, respectively, the effect of stock options is antidilutive in determining dilutive earnings per share.

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

Part I.  Item 2. Management's Discussion and Analysis of Results of Operations
                 and Financial Condition.

I.       GENERAL

         The assets of the Company totaled $88.9 million at June 30, 2002, compared with $109.5 million at December 31, 2001, and book value per common share totaled $10.22 at June 30, 2002, compared with $11.52 at December 31, 2001.

         Cash and cash equivalents totaled $1.5 million at June 30, 2002, compared with $1.9 million at December 31, 2001. Net investments (at market) totaled $54.9 million at June 30, 2002, compared with $73.6 million at the end of 2001. Accumulated unrealized losses on investments, net of deferred tax benefit, totaled $3.2 million at June 30, 2002, compared with accumulated unrealized gains, net of deferred taxes, of $1.3 million at December 31, 2001.

         Assets under management at June 30, 2002 totaled $2.20 billion, or 7% less than at June 30, 2001 and December 31, 2001, respectively. Negative performance results of $248 million and lost accounts of $56 million, partially offset by new accounts of $140 million, accounted for the net decrease in assets under management over the twelve months ended June 30, 2002.

         The Company had a net loss of $5.7 million ($(.65) per common share) for the three months ended June 30, 2002, compared with a net income of $1.6 million ($.17 per common share diluted) for the same period in 2001. The Company had a net loss of $6.8 million ($(.78) per common share) for the six months ended June 30, 2002, compared with a net loss of $68,000 (($.01) per common share) for the first six months of 2001.

         After eliminating non-operating charges, pretax operating income totaled $380,000 in the second quarter of 2002, compared with $288,000 in the second quarter of 2001 and $1.1 million for the six months ended June 30, 2002, compared with $903,000 for the six months ended June 30, 2001.

II.      ASSETS UNDER MANAGEMENT

         Assets under management totaled $2.20 billion at June 30, 2002, compared with $2.36 billion at December 31, 2001, and $2.37 billion at June 30, 2001. Average assets under management decreased 3% to $2.33 billion in the second quarter of 2002, compared with $2.40 billion in the comparable period a year ago. Average managed assets for the second quarter of 2002 decreased 1% compared with the first quarter of 2002.

         During the first six months of 2002, new accounts of $59 million and net positive client cash flows of $42 million, offset by lost accounts of $37 million and negative performance of $217 million, accounted for the $153 million net decrease in managed assets. In the twelve months ended June 30, 2002, new accounts of $140 million and net positive client cash flows of $8 million, offset by lost accounts of $64 million and negative performance of $248 million, accounted for the $164 million net decrease in managed assets.

III.     RESULTS OF OPERATIONS

         QUARTERLY COMPARISON

         Revenue from advisory fees and commissions ("operating revenue") decreased 7% to $3.6 million in the second quarter of 2002, as compared with $3.9 million in the second quarter of 2001. The Company had a net loss on investments of $8.6 million in the second quarter of 2002, compared with net income on investments of $3.1 million in the second quarter of 2001.

         Expenses for the second quarter of 2002 decreased 23% to $3.2 million, from $4.2 million in the second quarter of 2001.

         The following table depicts variances in significant statement of operations items for the three months ended June 30, 2002 compared with the same period in 2001. Explanations of the variances follow the table.

                                                (000's)
                                         3 Months Ended June 30,
                                         -----------------------    Percentage
                                            2002        2001          Change
                                            ----        ----          ------

         A. Advisory fees                  $3,270      $3,464          (6)%

         B. Realized and unrealized
              gains (losses) from
              principal securities
              transactions, net            (8,788)      2,925           N/A

         C. Employees' compensation         1,933       3,014         (36)%

         D. Non-compensation expenses       1,286       1,140           13%


    o The 6% decrease in advisory fees is primarily due to the difficult market conditions in 2001 and 2002 and the decrease in average assets under management as discussed above.

    o The Company recorded a net realized and unrealized loss from investment transactions of $8.8 million in the second quarter of 2002, compared with a net realized and unrealized gain from investment transactions of $2.9 million for the second quarter of 2001. The net realized and unrealized losses from principal securities transactions were $4.2 million and $4.6 million, respectively, for the second quarter of 2002, as compared to net realized and unrealized gains of $978,000 and $1.9 million, respectively, for the second quarter of 2001.

    o The decrease of 36% in employees' compensation is primarily due to the aforementioned decrease in advisory fees and the resulting decrease in sales payouts and accrued bonus compensation. Additionally, non-cash compensation charges of $563,000 is included in the second quarter of 2001, compared to none in the second quarter of 2002.

    o Non-compensation expenses increased 13% for the three months ended June 30, 2002 as compared to the 2001 comparable quarter. The increase was primarily related to an increase in certain professional fees included in general and administrative expenses, partially offset by a decrease in clearing and execution costs.

YEAR-TO-DATE COMPARISON

         Operating revenue decreased 7% to $7.5 million in the first six months of 2002, as compared with $8.0 million in the first six months of 2001. Expenses for the first six months of 2002 decreased 23% to $6.4 million, from $8.3 million in the first six months of 2001.

         The following table depicts variances in significant statement of operations items for the six months ended June 30, 2002 compared with the same period in 2001. Explanations of the variances follow the table.

                                                 (000's)
                                        6 Months Ended June 30,
                                        -----------------------    Percentage
                                          2002          2001         Change
                                          ----          -----        ------

         A. Advisory fees                 $6,724        $7,073         (5%)

         B. Realized and unrealized
              gains (losses) from
              principal securities
              transactions, net          (11,896)         (331)         N/A

         C. Employees' compensation        3,927         5,845        (33%)

         D. Non-compensation expenses      2,448         2,427           1%


   o The 5% decrease in advisory fees is primarily due to the difficult market conditions in 2002 and the decrease in assets under management as discussed above.

   o The Company recorded a net realized and unrealized loss from investment transactions of $11.9 million in the first half of 2002, compared with a net realized and unrealized loss of $331,000 for the first half of 2001. The net realized and unrealized losses from principal securities transactions were $4.9 million and $7.0 million, respectively, for the first six months of 2002, as compared to net realized gains and unrealized losses of $1.4 million and $1.8 million, respectively, for the first six months of 2001.

   o The decrease of 33% in employees' compensation is primarily due to a decrease in accrued bonus and sales payout compensation as a result of the decline in operating revenues and non-cash compensation charges of $1,126,000 that is included in the first six months of 2001, compared with none in the same period for 2002.

   o Non-compensation expenses increased 1% for the six months ended June 30, 2002 as compared to the 2001 comparable period. The increase was primarily related to a decrease in clearing and execution costs and in selling expenses partially offset by a moderate increase in general and administrative expenses.

IV.     LIQUIDITY AND CAPITAL RESOURCES

         Investments

         Net investments, which includes corporate and convertible debt, U.S. government agency debt instruments, marketable equity securities and the Atalanta/Sosnoff Mutual Funds, aggregated $54.9 million at June 30, 2002, compared with $73.6 million at the end of 2001. Shareholders' equity decreased to $87.9 million at June 30, 2002, from $102.4 million at the end of 2001, primarily from an unrealized loss on investments (net of deferred tax credit) of $4.4 million in the investment portfolio, purchases of treasury stock of $3.2 million and a net loss of $6.8 million for the six months ended June 30, 2002. The Company had a net accumulated unrealized loss on investments of $3.2 million in shareholders' equity at June 30, 2002, compared with a net accumulated unrealized gain on investments of $1.3 million at December 31, 2001.

         At June 30, 2002, the Company's net investment portfolio at market totaled $75.8 million (cost basis $74.5 million), compared with $99.6 million (cost $83.1 million) at the end of 2001, which was comprised of cash and cash equivalents, net investments described above and investments in limited partnerships. At June 30, 2002, the Company was invested primarily in 18 separate large-cap equity securities, in a more concentrated fashion of what it does for its managed client accounts.

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


         Cash Flows

         At June 30, 2002, the Company had cash and cash equivalents of $1.5 million, compared with $1.9 million at the end of 2001. Operating activities generated net cash inflows of $2.6 million in the six months ended June 30, 2002, compared with $5.9 million of net cash outflows in the same period in 2001, reflecting the changing levels of operating assets and liabilities and net income (loss) over those periods. Net cash provided by investing activities totaled $206,000 in the first six months of 2002, compared with $6.4 million in the comparable 2001 period. The increase in 2002 and 2001 was primarily the result of net proceeds from investment transactions. Net cash outflows from financing activities was $3.2 million in the first six months of 2002 compared with $3.4 million in the comparable 2001 period. The cash outflow in 2002 was the result of purchasing treasury stock, as described below. The cash outflow in 2001 was the result of paying dividends accrued at December 31, 2000 and purchases of treasury stock.


         Equity Transactions

         In February and March 2002, the Company purchased 10,000 shares of its common stock at an average market price of $10.41 per share. In April 2002, the Company purchased 60,000 shares of its common stock, at an average market price of $12.05 per share. In May 2002, the Company purchased 40,000 shares of its common stock at an average market price of $12.19 per share.

         In May 2002, upon the resignation of the Company's Chief Operating Officer, the Company bought back from him 175,000 shares of its common stock at a price of $10.96 per share, the stock's book value of April 30, 2002.

         In July 2002, the Company purchased 72,000 shares of its common stock at an average market price of $10.95 per share.


         Financing Arrangements

         At June 30, 2002, there were no liabilities for borrowed money.

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


                      Atalanta/Sosnoff Capital Corporation






Date:  August 13, 2002      /s/ Martin T. Sosnoff
                           -------------------------------------------------
                           Martin T. Sosnoff
                           Chairman of the Board and Chief Executive Officer




Date:  August 13, 2002      /s/ Kevin S. Kelly
                           -------------------------------------------------
                           Kevin S. Kelly
                           Senior Vice President, Chief Financial Officer, Secretary