Form 10-Q/A
period 2002-06-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2002-08-14
CIK 792449

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

                           Part II - Other Information


Item 6. Exhibits and Reports on form 8-K is hereby amended by adding the following exhibits:


(a).  Exhibits

Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


(b).  Reports on Form 8-K

                                      None




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ATALANTA/SOSNOFF CAPITAL CORPORATION


                              By: /s/ Kevin S. Kelly
                                 -----------------------------------------------
Date: August 14, 2002             Kevin S. Kelly, Senior Vice President, Finance
                                  And Chief Financial Officer