Form 10-Q
period 2002-09-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2002-11-08
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
September 30, 2002                       Commission File Number: 1-9137

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

Yes [X]      No [ ]


As of November 8, 2002 there were 8,470,715 shares of common stock outstanding.

                                ATALANTA/SOSNOFF CAPITAL CORPORATION
                                                INDEX

Part I - Financial Information                                                        PAGE NO.
                                                                                      --------
         Item 1 - Financial Statements

                  Condensed Consolidated Statements
                  of Financial Condition - September 30, 2002
                  and December 31, 2001                                                      3

                  Condensed Consolidated Statements
                  of Operations and Comprehensive Income (Loss)-
                  Three Months Ended September 30, 2002 and 2001                             4

                  Condensed Consolidated Statements
                  of Operations and Comprehensive Income (Loss)-
                  Nine Months Ended September 30, 2002 and 2001                              5

                  Condensed Consolidated Statement
                  of Changes in Shareholders' Equity-
                  Nine Months Ended September 30, 2002                                       6

                  Condensed Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 30, 2002 and 2001                                                7

                  Notes to Condensed Consolidated
                  Financial Statements                                                  8 - 10

                  Special Note Regarding Forward - Looking Statements                       11

         Item 2 - Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                                            12 - 16

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                16

         Item 4 - Controls and Procedures                                                   16

Part II - Other Information

         Items 1-6                                                                          17

Signatures                                                                                  18

Certification                                                                          19 - 22

Exhibit 11 - Computation of Earnings (Loss) Per Common Share                                23


                      ATALANTA/SOSNOFF CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             (UNAUDITED)
ASSETS                                                   SEPTEMBER 30, 2002     DECEMBER 31, 2001
------                                                   ------------------     -----------------
Assets:
   Cash and cash equivalents                                $  1,310,134           $  1,940,653
   Accounts receivable                                         2,363,076              3,071,180
   Due from broker                                             2,687,264                748,263
   Investments, at market                                     64,268,180             73,583,683
   Investments in limited partnerships                         6,533,925             24,320,671
   Deferred and other tax assets                               6,313,432                    -
   Fixed assets, net                                             945,936              1,272,504
   Exchange memberships, at cost                                 402,000                402,000
   Other assets                                                3,669,253              4,155,943
                                                            ------------           ------------
     Total assets                                           $ 88,493,200           $109,494,897
                                                            ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
   Accounts payable and other liabilities                   $  1,152,061           $    471,761
   Accrued compensation payable                                  206,932                450,540
   Income taxes payable                                              -                4,951,233
   Due to broker                                                 211,786
                                                                                      1,015,533
   Securities sold not yet purchased, at market                   73,458                203,000
                                                            ------------           ------------
     Total liabilities                                         1,644,237              7,092,067
                                                            ------------           ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
       5,000,000 shares authorized; none issued                      -                      -
   Common stock, $.01 par value; 30,000,000
       shares authorized; 8,885,707
       shares issued                                              88,857                 88,857
   Additional paid-in capital                                 17,336,028             17,336,028
   Retained earnings                                          77,553,007             83,716,965
   Accumulated other comprehensive income (loss) -
       unrealized gains (losses) from investments,
       net of deferred income tax (credit)                    (3,542,357)             1,260,980
   Treasury stock, at cost, 414,992 and zero
       shares, respectively                                   (4,586,572)                   -
                                                            ------------           ------------
     Total shareholders' equity                               86,848,963            102,402,830
                                                            ------------           ------------
     Total liabilities and shareholders' equity             $ 88,493,200           $109,494,897
                                                            ============           ============
Book value per common share                                 $      10.25           $      11.52
                                                            ============           ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ATALANTA/SOSNOFF CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE INCOME (LOSS)
                                        (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                                                                ------------------     ------------------
Revenues:
   Advisory fees                                                   $  3,149,712            $ 3,505,266
   Commissions and other operating revenues                             296,926                365,246
   Realized and unrealized gains (losses) from principal
     securities transactions, net                                    (3,740,621)            (5,534,994)
   Interest and dividend income, net                                    342,978                246,076
                                                                   ------------            -----------
     Total revenues                                                      48,995             (1,418,406)
                                                                   ------------            -----------

Costs and expenses:
   Employees' compensation                                            2,002,318              2,514,058
   Clearing and execution costs                                         143,430                154,519
   Selling expenses                                                     124,369                 75,903
   General and administrative expenses                                  980,728                808,409
                                                                   ------------            -----------
     Total costs and expenses                                         3,250,845              3,552,889
                                                                   ------------            -----------

Income (loss) before provision for
   income taxes (benefit)                                            (3,201,850)            (4,971,295)

Provision for income taxes (benefit)                                 (3,882,000)            (2,175,000)
                                                                   ------------            -----------
Net income (loss)                                                  $    680,150            $(2,796,295)
                                                                   ============            ===========
Earnings (loss) per common share - basic                           $       0.08            $     (0.31)
                                                                   ============            ===========
Earnings (loss) per common share - diluted                         $       0.08            $      N/A
                                                                   ============            ===========

Net income (loss), as presented above                              $    680,150            $(2,796,295)

Comprehensive income (loss):
   Net unrealized gains (losses) from investments,
   net of deferred income tax (credit)                                 (384,254)            (6,237,006)
                                                                   ------------            -----------
Comprehensive income (loss)                                        $    295,896            $(9,033,301)
                                                                   ============            ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ATALANTA/SOSNOFF CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE INCOME (LOSS)
                                        (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                              -----------------
                                                                  SEPTEMBER 30, 2002       SEPTEMBER 30, 2001
                                                                  ------------------       ------------------
Revenues:
   Advisory fees                                                     $  9,873,732             $ 10,577,864
   Commissions and other operating revenues                             1,030,611                1,341,775
   Realized and unrealized gains (losses) from principal
     securities transactions, net                                     (15,636,607)              (5,865,607)
   Interest and dividend income, net                                      856,767                  614,086
                                                                     ------------             ------------
     Total revenues                                                    (3,875,497)               6,668,118
                                                                     ------------             ------------

Costs and expenses:
   Employees' compensation                                              5,929,049                8,358,799
   Clearing and execution costs                                           410,942                  583,488
   Selling expenses                                                       376,652                  360,462
   General and administrative expenses                                  2,908,816                2,533,662
                                                                     ------------             ------------
     Total costs and expenses                                           9,625,461               11,836,411
                                                                     ------------             ------------

Income (loss) before provision for
   income taxes (benefit)                                             (13,500,958)              (5,168,293)

Provision for income taxes (benefit)                                   (7,337,000)              (2,292,000)
                                                                     ------------             ------------
Net income (loss)                                                    $ (6,163,958)            $ (2,876,293)
                                                                     ============             ============
Earnings (loss) per common share - basic                             $      (0.71)            $      (0.32)
                                                                     ============             ============
Earnings (loss) per common share - diluted                           $        N/A             $        N/A
                                                                     ============             ============

Net income (loss), as presented above                                $ (6,163,958)            $ (2,876,293)

Comprehensive income (loss):
   Net unrealized gains (losses) from investments,
   net of deferred income tax (credit)                                 (4,803,337)              (8,293,499)
                                                                     ------------             ------------
Comprehensive income (loss)                                          $(10,967,295)            $(11,169,792)
                                                                     ============             ============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       ATALANTA/SOSNOFF CAPITAL CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                                               SHAREHOLDERS' EQUITY
                                       NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    (UNAUDITED)

                                                                            Accumulated other
                                                                              comprehensive
                                                                             income (loss) -
                                               Additional                    unrealized gains
                                   Common        Paid-In        Retained       (losses) from         Treasury
                                    Stock        Capital        Earnings      investments, net         Stock             Total
                                    -----        -------        --------      ----------------         -----             -----
Balance - December 31, 2001        $88,857     $17,336,028    $83,716,965        $1,260,980       $     --          $102,402,830

Purchases of treasury stock                                                                        (4,586,572)        (4,586,572)

Net unrealized losses from
investments, net of deferred
income tax benefit                                                               (4,803,337)                          (4,803,337)

Net loss                                                       (6,163,958)                                            (6,163,958)
                                   -------     -----------    -----------       -----------       -----------       ------------

Balance - September 30, 2002       $88,857     $17,336,028    $77,553,007       $(3,542,357)      $(4,586,572)      $ 86,848,963
                                   =======     ===========    ===========       ===========       ===========       ============













            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 ATALANTA/SOSNOFF CAPITAL CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                             (UNAUDITED)

                                                                           2002                     2001
                                                                      -------------           -------------
Cash flows from operating activities:
   Net income (loss)                                                  $  (6,163,958)          $  (2,876,293)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
   Depreciation and amortization                                            376,551                 392,704
   Amortization of unearned compensation                                        -                 1,687,799
   Realized and unrealized (gains) losses from
       principal securities transactions, net                            15,636,607               5,865,607
   Increase (decrease) from changes in:
       Accounts receivable                                                  708,104               2,847,516
       Other assets                                                         (58,732)             (1,122,132)
       Income taxes                                                      (8,060,614)             (5,801,796)
       Accounts payable and other liabilities                               680,300                 584,989
       Accrued compensation payable                                        (243,608)             (5,054,100)
                                                                      -------------           -------------
         Net cash provided by (used in) operating activities              2,874,650              (3,475,706)
                                                                      -------------           -------------
Cash flows from investing activities:
   Due from/to brokers                                                   (2,742,748)             (7,915,233)
   Purchases of fixed assets                                                (49,983)                (23,344)
   Purchases of investments                                            (126,759,307)           (146,685,106)
   Proceeds from sales of investments                                   130,088,019             161,034,500
                                                                      -------------           -------------
         Net cash provided by investing activities                          535,981               6,410,817
                                                                      -------------           -------------
Cash flows from financing activities:
     Dividends paid                                                             -                (2,268,781)
     Purchases of treasury stock                                         (4,041,150)             (1,339,863)
                                                                      -------------           -------------
         Net cash used in financing activities                           (4,041,150)             (3,608,644)
                                                                      -------------           -------------
Net decrease in cash and cash equivalents                                  (630,519)               (673,533)
Cash and cash equivalents, beginning of period                            1,940,653               1,940,653
                                                                      -------------           -------------
Cash and cash equivalents, end of period                              $   1,310,134           $   1,267,120
                                                                      =============           =============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
       Interest                                                       $      38,998           $     176,121
                                                                      =============           =============
       Income taxes                                                   $     472,439           $   3,509,796
                                                                      =============           =============
Noncash investing and financing activity:
         Repayment of a loan receivable with
               treasury stock                                         $     565,422           $     -
                                                                      =============           =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ATALANTA/SOSNOFF CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management"), and ASCC Corporation ("ASCC").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Certain information normally included in the financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 2001 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

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

INVESTMENTS IN LIMITED PARTNERSHIPS
Capital serves as the general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment manager for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying condensed consolidated financial statements at the Company's share of the respective Partnership's net assets with the unrealized gain or loss recorded in the consolidated statements of operations and comprehensive income (loss).

INCOME TAXES
The Company records income taxes in accordance with the provisions of SFAS No.
109. Accordingly, deferred taxes are provided to reflect temporary differences between the recognition of income and expense for financial reporting and tax purposes. Included in the third quarter of 2002 was a positive adjustment to the Company's estimated provision for income taxes of $3.2 million.

NOTE 2: NON-CASH COMPENSATION CHARGES ("NCCC") UNDER 1996 LONG TERM INCENTIVE PLAN ("LTIP")

In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives of the Company under the terms of the LTIP. Such awards vested over the four-year period ended September 30, 2001. The difference of $9.0 million between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and was amortized over a four-year period which commenced with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually). Accordingly, NCCC of approximately $563,000 and $1,688,000 was charged to operations in both the three and nine months ended September 30, 2001 compared to none in the three and nine months ended September 30, 2002.

NOTE 3:  COMPENSATION EXPENSE

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for certain senior executives. Under one component of the MIP, each participant is entitled to receive their assigned share of the annual reward pool, which is computed based on operating income performance goals, as defined in the MIP. There was no MIP operating bonus earned and accrued in the three and nine months ended September 30, 2002 and 2001, respectively.

Pursuant to another component of the MIP, the President of the Company earns a bonus based upon the pretax operating profits earned by the Company as general partner of one of the Partnerships and the Offshore Fund managed by the President, and an annual bonus based upon the pretax earnings of the Company's investment in the Partnership managed by the President in excess of a base indexed return. There was no MIP bonus earned and accrued for the three and nine months ended September 30, 2002 and 2001, respectively.

In addition, under a separate component of the MIP, an annual bonus is earned by the Chief Executive Officer (CEO) based upon the pretax earnings of certain managed assets of the Company in excess of a base indexed return. There was no MIP bonus earned and accrued to the CEO in the three and nine months ended September 30, 2002 and 2001, respectively.

NOTE 4: TREASURY STOCK

In February and March 2002, the Company purchased an aggregate of 10,000 shares of its common stock at an average market price of $10.41 per share. In April 2002, the Company purchased 60,000 shares of its common stock at an average market price of $12.05 per share. In May 2002, the Company purchased 40,000 shares of its common stock at an average market price of $12.19 per share. In July 2002, the Company purchased 72,000 shares of its common stock at an average market price of $10.95 per share.

In May 2002, upon the resignation of the Company's Chief Operating Officer, the Company bought back from him 175,000 shares of its common stock at a price of $10.96 per share, the stock's book value at April 30, 2002.

In accordance with the terms of his agreements with the Company entered into in September 1997, the President of the Company sold 57,992 shares of the Company stock back to the Company at a market price of $9.75 per share in September 2002 to satisfy a loan to the President arising from the tax consequences of the 1997 award to him under the LTIP.


NOTE 5: EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share amounts were computed based on 8,501,837 and 8,907,667 weighted average common shares outstanding in the third quarters of 2002 and 2001, respectively. Diluted earnings per common share amounts were computed based on 8,519,224 weighted average common shares outstanding in the three months ended September 30, 2002. Basic earnings (loss) per common share amounts were computed based on 8,710,910 and 8,956,927 weighted average common shares in the first nine months of 2002 and 2001, respectively. Because the Company reported a loss in the third quarter of 2001 and for the first nine months of 2002 and 2001, respectively, the effect of stock options is antidilutive in determining dilutive earnings per common share.

See Exhibit 11 for further details on the computation of earnings (loss) per common share.

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

I.   GENERAL

     The assets of the Company totaled $88.5 million at September 30, 2002, compared with $109.5 million at December 31, 2001, and book value per common share totaled $10.25 at September 30, 2002, compared with $11.52 at December 31, 2001.

     Cash and cash equivalents totaled $1.3 million at September 30, 2002, compared with $1.9 million at December 31, 2001. Net investments (at market) totaled $64.2 million at September 30, 2002, compared with $73.4 million at the end of 2001. Accumulated unrealized losses on investments, net of deferred tax benefit, totaled $3.5 million at September 30, 2002, compared with accumulated unrealized gains, net of deferred taxes, of $1.3 million at December 31, 2001.

     Assets under management at September 30, 2002 totaled $1.96 billion, or 6% less than at September 30, 2001 and 17% less than at December 31, 2001. Negative performance results of $190 million and lost accounts of $103 million, partially offset by new accounts of $142 million and net positive client cash flows of $17 million, accounted for the $138 million net decrease in assets under management over the twelve months ended September 30, 2002.

     The Company had net income of $680,000 ($.08 per common share diluted) for the three months ended September 30, 2002, compared with a net loss of $2.8 million ($(.31) per common share) for the same period in 2001. The Company had a net loss of $6.2 million ($(.71) per common share) for the nine months ended September 30, 2002, compared with a net loss of $2.9 million ($(.32) per common share) for the first nine months of 2001. Included in the third quarter of 2002 was a positive adjustment to the Company's estimated provision for income taxes of $3.2 million.

     After eliminating non-operating charges, pretax operating income totaled $196,000 in the third quarter of 2002, compared with $880,000 in the third quarter of 2001 and $1.3 million for the nine months ended September 30, 2002, compared with $1.8 million for the nine months ended September 30, 2001.

II.  ASSETS UNDER MANAGEMENT

     Assets under management totaled $1.96 billion at September 30, 2002, compared with $2.36 billion at December 31, 2001, and $2.09 billion at September 30, 2001. Average assets under management decreased 7% to $2.07 billion in the third quarter of 2002, compared with $2.24 billion in the comparable period a year ago. Average managed assets for the third quarter of 2002 decreased 11% compared with the second quarter of 2002.

     During the first nine months of 2002, new accounts of $105 million, offset by lost accounts of $86 million and negative performance of $417 million, accounted for the $398 million net decrease in managed assets. In the twelve months ended September 30, 2002, new accounts of $142 million and net positive client cash flows of $17 million, offset by lost accounts of $103 million and negative performance of $190 million, accounted for the $138 million net decrease in managed assets.

III. RESULTS OF OPERATIONS

     QUARTERLY COMPARISON

     Revenue from advisory fees and commissions ("operating revenue") decreased 11% to $3.4 million in the third quarter of 2002, as compared with $3.9 million in the third quarter of 2001. The Company had a net loss on investments of $3.4 million in the third quarter of 2002, compared with a net loss on investments of $5.3 million in the third quarter of 2001. Expenses for the third quarter of 2002 decreased 9% to $3.3 million, from $3.6 million in the third quarter of 2001.

     The following table depicts variances in significant statement of operations items for the three months ended September 30, 2002 compared with the same period in 2001. Explanations of the variances follow the table.

                                                              (000's)
                                                    3 Months Ended September 30,
                                                    ----------------------------       Percentage
                                                      2002                2001           Change
                                                      -----              ------          ------
     A. Advisory fees                                 $3,150              $3,505          (10)%
     B. Realized and unrealized gains
        (losses) from principal securities
        transactions, net                             (3,741)             (5,535)            N/A
     C. Employees' compensation                        2,002               2,514          (20)%
     D. Non-compensation expenses                      1,248               1,039            20%

o The 10% decrease in advisory fees is primarily due to the difficult market conditions in 2002 and the decrease in average assets under management and thus a decline in advisory fees.

o The Company recorded a net realized and unrealized loss from investment transactions of $3.7 million in the third quarter of 2002, compared with a net realized and unrealized loss from investment transactions of $5.5 million for the third quarter of 2001. The net realized gains and unrealized losses from principal securities transactions were $4.2 million and $7.9 million, respectively, for the third quarter of 2002, as compared to net realized gains and unrealized losses of $189,000 and $5.7 million, respectively, for the third quarter of 2001.

o The decrease of 20% in employees' compensation is primarily due to non-cash compensation charges of $563,000 included in the second quarter of 2001, compared to none in the second quarter of 2002. In addition, a significant portion of employee's compensation is directly related to operating revenues including bonuses and sales payouts.

o Non-compensation expenses increased 20% for the three months ended September 30, 2002 as compared to the 2001 comparable quarter. The increase was primarily related to increases in selling expenses and certain professional fees and related costs included in general and administrative expenses.

YEAR-TO-DATE COMPARISON

     Operating revenue decreased 9% to $10.9 million in the first nine months of 2002, as compared with $11.9 million in the first nine months of 2001. The Company had a net loss on investments of $14.8 million in the nine months ended September 30, 2002, compared with a net loss on investments of $5.3 in the 2001 period. Expenses for the first nine months of 2002 decreased 19% to $9.6 million, from $11.8 million in the first nine months of 2001.

     The following table depicts variances in significant statement of operations items for the nine months ended September 30, 2002 compared with the same period in 2001. Explanations of the variances follow the table.


                                                            (000's)
                                                     9 Months Ended September 30,
                                                     ----------------------------        Percentage
                                                      2002                2001             Change
                                                      -----              ------            ------
     A. Advisory fees                                 $9,874             $10,578             (7)%
     B. Realized and unrealized gains
          (losses) from principal securities
          transactions, net                          (15,637)             (5,866)             N/A
     C. Employees' compensation                        5,929               8,359            (29)%
     D. Non-compensation expenses                      3,696               3,478               6%

o The 7% decrease in advisory fees is primarily due to the difficult market conditions in 2001 and 2002 and the decrease in assets under management and thus a decline in advisory fees.

o The Company recorded a net realized and unrealized loss from investment transactions of $15.6 million in the first nine months of 2002, compared with a net realized and unrealized loss of $5.9 million for the first nine months of 2001. The net realized and unrealized losses from principal securities transactions were $728,000 and $14.9 million, respectively, for the first nine months of 2002, as compared to net realized gains and unrealized losses of $1.6 million and $7.5 million, respectively, for the first nine months of 2001.

o The decrease of 29% in employees' compensation is primarily due to a decrease in accrued bonus and sales payout compensation as a result of the decline in operating revenues and non-cash compensation charges of $1,688,000 included in the first nine months of 2001, compared with none in the same period for 2002.

o Non-compensation expenses increased 6% for the nine months ended September 30, 2002 as compared to the 2001 comparable period. The increase was primarily related to a moderate increase in general and administrative expenses partially offset by a decrease in clearing and execution costs.

IV.  LIQUIDITY AND CAPITAL RESOURCES

     Investments

     Net investments, which includes corporate and convertible debt, U.S. government agency debt instruments, marketable equity securities and the Atalanta/Sosnoff Mutual Funds, aggregated $64.2 million at September 30, 2002, compared with $73.4 million at the end of 2001. Shareholders' equity decreased to $86.8 million at September 30, 2002, from $102.4 million at the end of 2001, primarily from an unrealized loss on investments (net of deferred tax credit) of $4.8 million in the investment portfolio, treasury stock transactions of $4.6 million and a net loss of $6.2 million for the nine months ended September 30, 2002. The Company had a net accumulated unrealized loss on investments of $3.5 million in shareholders' equity at September 30, 2002, compared with a net accumulated unrealized gain on investments of $1.3 million at December 31, 2001.

     At September 30, 2002, the Company's net investment portfolio at market totaled $72.0 million (cost basis $78.0 million), compared with $99.6 million (cost $83.1 million) at the end of 2001, which was comprised of cash and cash equivalents, net investments described above and investments in company sponsored limited partnerships. At September 30, 2002, the Company was invested primarily in 19 separate large-cap equity securities and corporate bonds, in a more concentrated fashion of what it does for its managed client accounts.

     If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $7 million; if the market were to decline by 20%, the Company might experience unrealized losses of $14 million. However, incurring unrealized losses of this magnitude is unlikely with active management of the portfolio. Since the positions are primarily large-cap equity holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

     Cash Flows

     At September 30, 2002, the Company had cash and cash equivalents of $1.3 million, compared with $1.9 million at the end of 2001. Operating activities generated net cash inflows of $2.9 million in the nine months ended September 30, 2002, compared with $3.5 million of net cash outflows in the same period in 2001, reflecting the changing levels of operating assets and liabilities and net income (loss) over those periods. Net cash provided by investing activities totaled $536,000 in the first nine months of 2002, compared with $4.9 million in the comparable 2001 period. The increase in 2002 and 2001 was primarily the result of net proceeds from investment transactions. Net cash outflows from financing activities was $4.0 million in the first nine months of 2002 compared with $3.6 million in the comparable 2001 period. The cash outflow in 2002 was the result of purchasing treasury stock, as described below. The cash outflow in 2001 was the result of paying dividends accrued at December 31, 2000 and purchases of treasury stock.

     Equity Transactions

     In February and March 2002 the Company purchased an aggregate of 10,000 shares of its common stock at an average market price of $10.41 per share. In April 2002, the Company purchased 60,000 shares of its common stock, at an average market price of $12.05 per share. In May 2002, the Company purchased 40,000 shares of its common stock at an average market price of $12.19 per share. In July

     2002, the Company purchased 72,000 shares of its common stock at an average market price of $10.95 per share.

     In May 2002, upon the resignation of the Company's Chief Operating Officer, the Company bought back from him 175,000 shares of its common stock at a price of $10.96 per share, the stock's book value of April 30, 2002.

     In accordance with the terms of his agreements with the Company entered into in September 1997, the President of the Company sold 57,992 shares of the Company stock back to the Company at a market price of $9.75 per share in September 2002 to satisfy a loan to the President arising from the tax consequences of the 1997 award to him under the LTIP.


     Financing Arrangements

     At September 30, 2002, there were no liabilities for borrowed money.



     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          None, except as set forth under heading, "Investments", in Part I,
          Item 2., Subpart IV hereof.

     Item 4. Controls and Procedures

          The Chief Executive Officer and Principal Financial Officer of the Corporation, based on their evaluation of the Disclosure Controls and Procedures in place on November 8, 2002, have concluded that they are effective to provide reasonable assurance that the Corporation is able to collect, process and disclose the information required by this Quarterly Report and there were not any significant changes in the Corporation's internal controls or in other factors which could significantly effect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses in such controls and procedures. The Corporation has initiated a program of regular review of its disclosure controls and procedures by a newly formed committee composed of its General Counsel and Chief Financial Officer.

Part II. Other Information

         Item 1.  Legal Proceedings

                  None.

         Item 2.  Changes in Securities

                  None.

         Item 3.  Default upon Senior Securities

                  None.

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

         Item 5.  Other Information.

                  None.

         Item 6.  Exhibits and Reports on Form 8-K

         Exhibit
         Number    Description                                          Page
         ------    -----------                                          ----
          2        None.
          4        None.
         11        Computation of Earnings (Loss) Per Common Share.      23
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


                      Atalanta/Sosnoff Capital Corporation






Date: November 8, 2002                       /s/ Martin T. Sosnoff
                                             ---------------------------------
                                             Martin T. Sosnoff
                                             Chairman of the Board and
                                             Chief Executive Officer




Date: November 8, 2002                       /s/ Kevin S. Kelly
                                             ---------------------------------
                                             Kevin S. Kelly
                                             Senior Vice President, Chief
                                             Financial Officer, Secretary

                                  CERTIFICATION

I, Martin T. Sosnoff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atalanta/Sosnoff Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Martin T. Sosnoff
----------------------------------------
Martin T. Sosnoff, Chairman of the Board
and Chief Executive Officer

                                  CERTIFICATION

I, Kevin S. Kelly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atalanta/Sosnoff Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Kevin S. Kelly
-----------------------------------------------
Kevin S. Kelly, Senior Vice President, Finance,
Chief Financial Officer and Secretary