Form 10-Q/A
period 2002-09-30
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2002-11-13
CIK 792449

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

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-3339071
--------------------------------                    ----------------------------
(State or other jurisdiction                         (I.R.S. Employer I.D. No.)
of incorporation or organization)


101 PARK AVENUE, NEW YORK, NEW YORK                           10178
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

Yes      X        No

As of November 11, 2002 there were 8,470,715 shares of common stock outstanding.

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

                                  ATALANTA/SOSNOFF CAPITAL CORPORATION


                                  By: /s/ Kevin S. Kelly
                                     ---------------------------------
Date: November 12, 2002              Kevin S. Kelly, Senior Vice President,
                                     Finance And Chief Financial Officer