Form 10-K
period 2002-12-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2003-03-24
CIK 792449

                                      10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)


For the fiscal year ended     December 31, 2002
                              -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                   to
                               -----------------


Commission File Number 1-9137


                      ATALANTA/SOSNOFF CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                    13-3339071
------------------------------            ----------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


101 Park Avenue, New York, New York                          10178
-----------------------------------------                  -------
(Address of principal executive officers)                  (zip code)


(Registrant's telephone number, including area code)     (212) 867-5000
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

         YES X      NO
            ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of common stock*
outstanding at March 20, 2003:  8,464,715

* (voting; only class outstanding)


Aggregate market value of voting and
non-voting common equity held by non-
affiliates, as of March 20, 2002:  $10,720,144


Documents incorporated by reference: None

Exhibit Index is located on page 31.

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

CLIENT RELATIONSHIPS

     General. Investment advisory clients include corporate and public retirement plans, endowments, charitable and religious organizations, and individuals in both taxable and tax-exempt accounts. The Company provides investment advisory services to its clients under investment advisory agreements. These agreements are generally terminable upon short notice and provide for compensation based on the market value of the client assets under management. Generally, annual institutional account fees start at 1% of assets under management, and, for larger accounts, may include performance fees or reductions in fees on incremental assets to as low as 0.2%. Individual and smaller institutional account fees are generally 1% of assets under management and may include reductions in fees on incremental assets to as low as 0.4%. Some clients of Capital have consented to the use of Management as broker for certain portfolio transactions. Most of the Company's individual and smaller institutional account clients use Management as the broker for certain portfolio transactions.

     The largest single client of the Company generated approximately 6% of the Company's operating revenues for the year ended December 31, 2002. The Company's ten largest clients, as of December 31, 2002, accounted for approximately 28% of total operating revenues for the year then ended.

     Assets under management decreased 13% in 2002, from $2.36 billion at December 31, 2001 to $2.04 billion at December 31, 2002. This net decrease is primarily the result of net cash outflows in client accounts and closed accounts of $128 million and negative performance of $361 million in 2002 partially offset by $175 million of new assets raised in 2002. (See the following pages and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Summary" for further discussion)

     The following table depicts assets under management at the last three year-ends by type of client:

                                           ($ millions)
                                      2002     2001      2000
                                     ------   ------   ------
           Institutional             $1,305   $1,509   $1,905

           High Net Worth               278      368      393

           Investment Partnerships      133      203      200

           Wrap Programs                304      244      179

           Mutual Funds                  22       32       30
                                     ------   ------   ------

           Totals                    $2,042   $2,356   $2,707
                                     ======   ======   ======

     Institutional Clients. Capital manages accounts of institutional clients with assets under management of approximately $1.3 billion as of December 31, 2002, compared with $1.5 billion at the end of 2001, and $1.9 billion at the end of 2000. The following table shows the types of institutional clients whose assets are managed by Capital and, for each type, the assets under management as of December 31, 2002:

                                         Dollars in
     Type of Account                      Millions     % of Total
     ---------------                      --------     ----------

     Corporate employee
     benefit plans                         $  256          20

     Not-for-profit
     Organizations                            259          20

     Jointly-trusteed
     collective bargaining
     employee plans                           464          35

     Governmental employee
     benefit plans                            236          18

     Taxable                                   90           7
                                           ------         ---

     Total                                 $1,305         100%
                                           ======         ===

     While relative investment performance in 2002 was again strong for managed accounts, net outflows in institutional client accounts was $16 million and negative performance was $188 million in 2002 which represents a net decrease of 14% in 2002.

     High Net Worth ("HNW") Clients. Management has been managing assets of individual and smaller institutional accounts since 1984. Assets under management in this HNW business decreased 24% during 2002 to $278 million at December 31, 2002, from $368 million at December 31, 2001 and $393 million at December 31, 2000. Net cash outflows of $18 million and negative performance of $72 million accounts for the decrease in assets under management in 2002.

      Company-Sponsored Investment Partnerships. Capital is the general partner of three investment limited partnerships and the investment advisor of an offshore investment fund, all with different investment objectives and client profiles, with total aggregate assets of $133 million at December 31, 2002, compared with $203 million at the end of 2001 and $200 million at the end of 2000. Capital earns a management fee from each entity at an annual rate of 1% of total assets, as defined. The partnership agreements contain various provisions regarding the bearing of expenses by each of the entities. Capital charges one of the partnerships and the offshore fund, both formed in 1997, an incentive fee of 20% of net profits earned, as defined. Net cash outflows of $30 million and negative performance of $40 million accounted for the 34% decrease in assets under management in 2002.

     Wrap Program Accounts. The Company manages $304 million of accounts custodied at and sponsored by various financial services firms (i.e. "Wrap" accounts) at December 31, 2002, compared with $244 million at the end of 2001 and $179 million at the end of 2000. The Company participates in one of the premier wrap programs in the country, the Salomon Smith Barney Fiduciary Services program ("SSB FS"). The Company raised $100 million, $67 million and $88 million in assets, net, in this program in 2002, 2001 and 2000, respectively.

     Mutual Funds. In June, 1998 the Company started its first mutual fund, the Atalanta/Sosnoff Fund. In July 1999, the Company started three additional mutual funds: the Atalanta/Sosnoff Value Fund, the Atalanta/Sosnoff Balanced Fund, and the Atalanta/Sosnoff Focus Fund. In July 2001, the Company started a fifth mutual fund: the Atalanta/Sosnoff Mid Cap Fund (collectively the "Funds"). Capital acts as the investment advisor to the Funds, and Management acts as the distributor. Capital earns an advisory fee of .75% per annum on each Fund, subject to certain fee and expense waivers currently in place. The Company invested $9.1 million in the Funds in 1998, an additional $6 million during 1999, an additional $3.1 million (including reinvested dividends) in 2000, and an additional $2.1 million in contributions (including reinvested dividends) in 2001. In 2002, the Company closed the Atalanta/Sosnoff Balanced Fund and the Atalanta/Sosnoff Mid-Cap Fund due to the lack of third party participation. The aggregate market value of the Funds totaled $22 million at December 31, 2002, $32 million at December 31, 2001, and $30 million at the end of 2000. Included in the Mutual Fund assets under management is $13.7 million, $21.9 million and $22.3 million of Company invested assets in 2002, 2001 and 2000, respectively.

INVESTMENT MANAGEMENT AND RESEARCH

     The Company currently manages $2.04 billion in equity, balanced and fixed income accounts for corporations, public funds, Taft-Hartley clients, foundations, charitable organizations and individuals. Institutional clients represent 64% of total managed assets at the end of 2002. The Company's subsidiaries have been registered as investment advisors since 1982 (Capital) and 1984 (Management), respectively. Institutional clients are managed by Capital. Management also provides brokerage services to some of its advisory clients and to certain of Capital's clients. Clients retain the Company primarily as a domestic large-cap core equity and/or balanced account manager.

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

     The process seeks to identify "event-driven" companies and sectors with benevolent product profile cycles and accelerating earnings. The Company believes that the vision and motivation of management are common critical variables in outperformance. The Company's methodology is biased toward management with meaningful equity participation.

     The two principals, Martin T. Sosnoff and Craig B. Steinberg, have worked together in the investment arena for more than 17 years. The continuity of the team and its years of experience are critical elements in managing investments. The portfolio managers are all experienced research analysts. Portfolio decisions are implemented on behalf of all the Company's clients, subject to individual client guidelines, restrictions and cash flows.

     The Company's Investment Policy Committee, headed by Mr. Sosnoff as Chief Investment Officer, is responsible for managing the portfolios of the Company's clients. All members of the Committee participate in the management of all accounts, except the SVP Accounts, which are managed exclusively by a Senior Vice President of Management, Mr. William M. Knobler. When requested, Mr. Knobler participates in the Investment Policy Committee process on an ad hoc basis. Each client portfolio is comprised of securities selected by the Committee, subject to risk tolerances, concentration limits, leverage policies and other restrictions determined by each client with, in certain cases, the assistance of the Company. Mr. Sosnoff has managed money since the late-1960's through several market cycles. Throughout that time, Mr. Sosnoff has applied a consistent investment style and philosophy to the management of client accounts.

     The Company believes that, in addition to performance, client service is paramount in the money management business. Portfolio managers are particularly attuned to the needs of the Company's clients. The Company believes that its consistent investment style since inception and continued emphasis on frequent communication with clients distinguishes it from other managers.

     The Company's mission is to maintain a top quartile performance ranking year over year, cycle over cycle and decade over decade. Strong absolute and relative performance results for the five years ended December 31, 2002, have substantially improved the Company's peer group rankings.

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

     Net withdrawals from institutional client accounts totaled $16 million in 2002, compared with net withdrawals of $212 million in 2001, and net withdrawals of $174 million in 2000. The Company believes the net cash outflows for the three years ended 2002 are primarily the result of clients reallocating assets away from the Company in an effort to preserve their desired asset allocation.

     HNW. Individual and smaller institutional client portfolios are managed on the same basis as the management of the accounts of institutional clients. Account service representatives assist new clients in determining appropriate risk tolerances, concentration limits, leverage policies and other restrictions, and provide ongoing account servicing to existing clients. Net cash additions/withdrawals in HNW client accounts were flat in 2002, compared with net withdrawals of $6 million in 2001 and net cash additions of $15 million in 2000. The Company continues to devote additional resources to the HNW market.

     Investment Partnerships. At December 31, 2002 the Company managed $133 million in three limited partnerships and one offshore fund, primarily for the benefit of high net worth individuals as limited partners. Two of the partnerships, Atalanta Partners, L.P. and Atalanta Variable Fund, L.P., have been managed by Mr. Sosnoff since the late 1960's. The other limited partnership and offshore fund, Sabre Partners, L.P. and Sabre Capital International, LTD., respectively, which began in 1997, are primarily managed by Mr. Steinberg. The Company experienced net withdrawals of $30 million in 2002 compared with net contributions to the Partnerships totaling $21 million in 2001 and $57 million in 2000. The Company participates in industry specific data base platforms and pursues inquiries from potential investors with one-on-one meetings. The Company also participates in industry specific forums on a national basis.

     Wrap Programs. The Company continues to increase marketing efforts on the managed account ("Wrap") programs offered by certain large financial services firms. As of December 31, 2002, $304 million was under management from such programs, compared with $244 million at the end of 2001 and $179 million at the end of 2000. The growth for the three years ended December 31, 2002 is primarily the result of the Company's efforts in the SSB FS program. The Company believes this business represents an efficient means for the Company to gather assets, and is optimistic about its future growth, subject to performance considerations. The Company has also devoted additional resources to this market.

     Mutual Funds. The Company began its first mutual fund in 1998, the Atlanta/Sosnoff Fund. In July 1999, the Company started three additional mutual funds: the Atalanta/Sosnoff Value Fund, the Atalanta/Sosnoff Balanced Fund, and the Atalanta/Sosnoff Focus Fund and in July 2001, the Company started its fifth mutual fund; the Atalanta/Sosnoff Mid Cap Fund (collectively the "Funds"). In 2002, the Company closed the Atalanta/Sosnoff Balanced Fund and the Atalanta/Sosnoff Mid-Cap Fund due to the lack of third party participation. The Company is marketing the Funds through Management directly to certain of its current clients and prospects, to financial planners and small registered investment advisors as well as through several no-transaction-fee programs sponsored by large financial services companies.

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

     The Company's performance results since inception rank above the median among peer group money managers. Because of the strong relative equity performance results for each of the five years ended December 31, 2002, the Company's performance rankings are very good. The Company believes that the most important factors affecting its capacity to compete for new business are sustained top quartile investment performance results, the perceived quality and productivity of investment professionals, a continued commitment to a strong marketing effort and an exemplary level of client service.

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

BROKERAGE

     Many of the Company's clients use Management as broker for their account transactions, to the extent consistent with the client's best interests and as permitted by applicable law. As of December 31, 2002, some of Capital's institutional clients have consented to the use of Management as broker. Such clients generated approximately $20,000 in commission revenue in 2002. The use of Management as broker is an integral part of the services offered to many of Management's HNW clients (except for those accounts obtained through Wrap programs). Management also provides brokerage services to the Company's officers and employees on a non-discretionary basis.

     Management clears and carries all accounts on a fully-disclosed basis through Bear, Stearns Securities Corp. ("Bear Stearns"). Under these arrangements, Bear Stearns performs administrative functions, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bear Stearns also extends margin credit to Management's brokerage customers.

     Management owns a seat on the Chicago Board Options Exchange, Inc. ("CBOE"). Management owned a seat on the New York Stock Exchange (NYSE) which it sold to a third party for $2.3 million in November 2002. These seats are/were leased at market rates to unrelated third parties and aggregate lease rentals for 2002, 2001 and 2000 totaled approximately $226,000, $358,000 and $330,000, respectively.

EMPLOYEES

     At December 31, 2002, the Company employed 46 persons on a full-time basis, comprised of 3 senior executives, 5 research, 8 sales and marketing, 8 client service, 9 operations, accounting and systems, 3 trading and 10 administrative or secretarial positions. The Company considers its employee relations to be good.

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

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. Management is registered as a broker-dealer and investment advisor with the Securities and Exchange Commission ("SEC"), and Capital is registered as an investment advisor with the SEC. Management's brokerage operations are also subject to regulation by self-regulatory organizations, including the National Association of Securities Dealers, Inc., and the CBOE. Securities firms are also subject to regulation by state securities administrators in the states in which they conduct business. Management is registered as a broker-dealer in all 50 states and Management and Capital are registered as investment advisors in the jurisdictions in which they meet state requirements.

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

     The Company's investment advisory agreements with its clients provide that they may not be assigned without the consent of the client. "Assignment" is defined in the Investment Advisers Act of 1940 to include the direct or indirect transfer or hypothecation of a controlling block of the Company's voting securities. Martin T. Sosnoff, Chairman of the Board of the Company, owns approximately 82% of the NYSE listed company, Atalanta/Sosnoff Capital Corporation (the "Holding Company"), which directly or indirectly owns Capital and Management, both of which are registered investment advisors. Accordingly, the voluntary transfer (by sale, merger or other disposition) or involuntary transfer (by death or disability) by him of a controlling block of the Holding Company's securities would result in such an "assignment" requiring client consent. Although no assurance can be given in these circumstances, the Company believes it would be able to substantially retain its existing client base. The Company's Certificate of Incorporation contains provisions intended to preclude the possibility that the accumulation by third parties of a substantial position in the Company's common stock would be deemed an "assignment" of the Company's advisory agreements.

     Many of the Company's clients are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). The accounts of these clients are subject to a number of ERISA provisions governing, among other things, fiduciary obligations and permissible investments and investment methods.

     As a registered broker dealer, Management is required under the rules of the SEC to maintain minimum net capital at all times equal to at least $250,000. In addition, Management's ratio of aggregate indebtedness to net capital may not exceed 15 to 1, and equity capital may not be withdrawn, or dividends paid, from Management if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. Management's minimum net capital requirement as of December 31, 2002 was $250,000; it had net capital at such date of $7.6 million, and a ratio of aggregate indebtedness to net capital of 0.25 to 1.

Item 2. Properties.

     The Company occupies office space at 101 Park Avenue, New York, New York under a lease whose term expires in August 2017. (see Note 9 to the Notes to the Consolidated Financial Statements).

Item 3. Legal Proceedings.

     There are no legal proceedings to which the Company or any of its property is subject which, in the opinion of the Company's management, would have a material adverse effect upon the Company's business or operations.

     On December 6, 2002, the Company announced that it had received a proposal to acquire the approximately 17% of the Common Stock of the Company that he does not own in a "going private" transaction at a price of $12.50 per share, subject to adjustment to reflect changes in the value of the Company's portfolio of marketable securities from current levels from Martin Sosnoff, Chairman of the Board and Chief Executive Officer. The Company announced that a Special Committee of its Board of Directors, composed of independent directors, would be formed to consider Mr. Sosnoff's proposal. The announcement was contained in a press release dated December 6, 2002, which was annexed as Exhibit 1 to the Company's Current Report on Form 8-K annexed hereto as Exhibit 99.3 and hereby incorporated herein by reference, which sets forth the general terms of the proposal. As announced, the transaction would also be subject to negotiation of a definitive agreement and other customary conditions to closing.

     Since the Company's announcement of Mr. Sosnoff's preliminary oral proposal, in December 2002, three plaintiffs in three separate, but virtually identical, purported class actions, have filed complaints in the Court of Chancery of the State of Delaware (Berger v. Sosnoff, et al. (C.A. 20068), Breakwater Partners, LP v. Sosnoff, et al. (C.A. 20073) and Schneider v. Atalanta/Sosnoff Capital Corp., et al. (C.A. 20088)). These actions have been consolidated for all purposes under the caption In re Atalanta/Sosnoff Capital Corp. Shareholder's Litigation, Consolidated C.A. 20063. In each action the Company and its directors, as well as Mr. Sosnoff, are named as defendants. Each of the plaintiffs seeks to enjoin a transaction arising out of Mr. Sosnoff's proposal and alleges in generalized form breaches of fiduciary duty by him and the directors. The Company believes these actions are without merit and is vigorously defending them.

         On January 31, 2003, Mr. Sosnoff wrote to the Special Committee setting forth his proposal, briefly describing the structure of the proposed transaction and the reasons, for his proposal. Annexed hereto as Exhibit 99.4 is Mr. Sosnoff's letter to the Special Committee which is hereby incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

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


                                   2002                    2001                       2000
     QUARTER ENDED           HIGH         LOW        HIGH         LOW          HIGH         LOW
     -------------           ----         ---        ----         ---          ----         ---
     March 31               $11.90      $9.70       $11.25      $9.90          $10.50     $7.88
     June 30                 12.35      10.85        11.60      10.00           10.63      9.00
     September 30            11.15       8.10        11.45       9.40           10.75      9.50
     December 31             12.30       6.80        10.71       9.45           11.63      10.25
     Special Dividends
       Declared                     None                   $.20                      $.25


     On December 6, 2002, Mr. Sosnoff made a proposal to acquire the shares of Company stock he does not own for a cash price of $12.50 per share, subject to adjustment. (See Item 3 - "Legal Proceedings" herein).

     The approximate number of record holders of common stock was 35 on December 31, 2002.

     The Company's Board of Directors will periodically review the Company's earnings, liquidity and anticipated cash needs and, subject to these considerations, it may consider the payment of dividends in the future.

     For information with respect to stock and option awards made during 2002, see "Executive Compensation" in Item 11 "Securities Authorized for Issuance under Equity Compensation Plans" in Item 12. Shares of common stock awarded in 1997 under the Long Term Incentive Plan were issued to senior executives of the Company without registration under the Securities Act of 1933 in reliance on the exemption therefrom in Section 4(2) thereof for transactions not involving a public offering.

                         Item 6. Selected Financial Data
                             SELECTED FINANCIAL DATA
                                FIVE YEAR REVIEW

(dollars and shares in thousands,
except per share amounts)                   2002            2001            2000           1999          1998
                                            ----            ----            ----           ----          ----
SUMMARY OF OPERATIONS:
Net income (loss)                         $(2,154)        $   283         $11,503        $17,564        $ 7,784
      Per share - diluted                 $  (.25)        $   .03         $  1.27        $  1.91        $   .81
                - basic                   $  (.25)        $   .03         $  1.27        $  1.91        $   .81
Total Revenues                            $ 5,691         $15,090         $40,588        $51,075        $27,304
Operating revenues (1)                    $14,065         $15,458         $21,179        $18,270        $16,980
Operating expenses (2)                    $12,980         $14,627         $18,008        $16,611        $13,609
Operating income                          $ 1,085         $   831         $ 3,171        $ 1,659        $ 3,371
Operating margin                               8%              5%             15%             9%            20%

Per employee:
     Operating revenues (1)               $   306         $   336         $   460        $   406        $   435
     Operating expenses (2)               $   282         $   318         $   391        $   369        $   349
     Operating income                     $    24         $    18         $    69        $    37        $    86

Net interest and dividend income          $ 1,351         $ 1,047         $ 1,234        $   708        $ 1,557
Net realized and unrealized
   gains (losses)  from investments       $(9,725)        $(1,415)        $18,176        $32,097        $ 8,767

Return on average equity                      (2%)            Nil             11%            19%            10%

YEAR-END POSITION:
Total assets                              $98,626        $109,495        $126,914       $123,623        $90,686
Shareholders' equity                      $93,546        $102,403        $107,066       $101,776        $82,022
Book value per share                      $ 11.05         $ 11.52         $ 11.89        $ 11.21        $  8.78
Cash dividends declared per share            None         $   .20         $   .25           None        $   .25
Common stock, shares outstanding            8,465           8,886           9,005          9,075          9,338

Number of employees                            46              46              46             45             39

Assets under management (millions)        $ 2,042         $ 2,356         $ 2,707        $ 2,686        $ 2,410

AVERAGE ASSETS UNDER MANAGEMENT
(MILLIONS)                                $ 2,206         $ 2,202         $ 2,638        $ 2,412        $ 2,402
Percentage of average assets:
     Operating revenues (1)                  .64%            .70%            .80%           .76%           .71%
     Operating expenses (2)                  .59%            .66%            .68%           .69%           .57%
     Operating income                        .05%            .04%            .12%           .07%           .14%

(1) Operating revenues consist of advisory fees, commissions and other operating revenue.
(2) Operating expenses consist of total costs and expenses less investment performance bonuses of $2,626,000 and $3,446,000 in 2000 and 1999, respectively, pursuant to the Management Incentive Plan ("MIP"), which were paid to the Chief Executive Officer and President. There were no investment performance bonuses payable for 2002, 2001 or 1998. (See Management's Discussion and Analysis and Note 9 to the Notes to the Consolidated Financial Statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY

     For the fifth consecutive year, investment performance was above the relevant benchmark in 2002 for equity clients. Net new client assets raised of $175 million in 2002, offset by net client withdrawals of $128 million and negative performance of $361 million, caused a net decrease of $314 million in assets under management during 2002. Average assets under management totaled $2.21 billion in 2002, compared with $2.20 billion in 2001 and $2.64 billion in 2000.

      After elimination of non-operating charges, pretax operating income decreased 43% to $1.1 million in 2002, compared with $2.5 million in 2001 and $6.5 million in 2000. Earnings (loss) per share totaled $(0.25) in 2002, compared with $0.03 in 2001 and $1.27 in 2000 (all earnings (loss) per share amounts represent diluted earnings per share, if applicable). Net income (loss) was $(2.2) million in 2002, compared with net income of $283,000 in 2001 and $11.5 million in 2000.

     Owing to the continued decline in the market during 2002, total revenue for 2002 decreased 62% to $5.7 million, from $15.1 million in 2001 and $40.6 million in 2000. Revenue from advisory fees and commissions ("operating revenues") decreased 9% to $14.1 million in 2002, from $15.5 million in 2001 and $21.2 million in 2000. The Company had a net loss on investments of $8.4 million in 2002, compared with a net loss of $368,000 in 2001 and net investment income of $19.4 million in 2000.

     Costs and expenses for 2002 decreased 11% to $13.0 million, from $14.6 million in 2001 and $20.6 million in 2000. After eliminating non-operating charges, operating expenses were $13.0 million, $12.9 million and $14.6 million for 2002, 2001 and 2000, respectively. The following table depicts operating income, as adjusted, for the years ended December 31:

--------------------------------------------------------------------------------

   OPERATING INCOME                                       ($000)
   ----------------                                       ------
                                              2002         2001          2000
                                             -------      -------      --------
   Operating revenues, reported              $14,065      $15,458      $ 21,179
   Costs and expenses, reported              (12,980)     (14,627)      (20,634)
   Add MIP investment performance bonuses       --             --         2,626
                                             -------      -------      --------
   Operating income before adjustments         1,085          831         3,171
   Adjustments:
      Non-cash compensation charges               --        1,688         2,250
      SVP account charges                         --          --          1,125
                                             -------      -------       -------
   Operating income, adjusted                $ 1,085      $ 2,519       $ 6,546
                                             =======      =======       =======

--------------------------------------------------------------------------------

     Balance sheet assets totaled $99 million at December 31, 2002, compared with $109 million a year ago. Book value per share decreased 4% to $11.05 at December 31, 2002, compared with $11.52 at the end of 2001.

ASSETS UNDER MANAGEMENT

     Managed assets totaled $2.04 billion at the end of 2002, compared with $2.36 billion at the end of 2001 and $2.71 billion at the end of 2000. A breakdown of assets under management by client type as of the end of each of the last three years is as follows:

--------------------------------------------------------------------------------

                                    ($ millions)
                             2002       2001       2000
                            ------     ------     ------
Institutional               $1,305     $1,509     $1,905

High Net Worth                 278        368        393

Investment Partnerships        133        203        200

Wrap Programs                  304        244        179

Mutual Funds                    22         32         30
                            ------     ------     ------
   Total Managed Assets     $2,042     $2,356     $2,707
                            ======     ======     ======
--------------------------------------------------------------------------------

     The $314 million net decrease in managed assets during 2002 is comprised of increases of $175 million from new client accounts, reduced by (i) $112 million in closed client accounts; (ii) $16 million in net withdrawals from existing accounts and; (iii) $361 million in negative performance results.

     In the two years ended December 31, 2002, managed assets decreased by $665 million, comprised of increases of $371 million in new client accounts, reduced by (i) $258 million in closed client accounts; (ii) $175 million in net withdrawals from existing accounts; and (iii) $603 million in negative performance results.

EARNINGS

     Operating revenues decreased 9% in 2002 to $14.1 million, compared with $15.5 million in 2001 and $21.2 million in 2000. Average assets under management increased 1% in 2002 compared with 2001, and decreased 16% compared with 2000. The decrease in operating revenues in 2002 is due in part to the decrease in assets under management and a significant move towards wrap accounts which are lower fee based clients. In addition, performance based fees earned on one of the investment partnerships managed by the Company totaled $2.4 million in 2000, compared with none in 2002 or 2001.

      In 2002 operating revenues were 0.64% of average managed assets, compared with 0.70% in 2001 and 0.80% in 2000. This reflects the absence of performance based fees in 2002 and 2001, and a significant decline in average assets under management in 2002 and 2001 compared with 2000.

     Advisory fees, which are earned based on the value of assets under management, are the Company's primary source of operating revenues. Advisory fees decreased 7% to $12.8 million in 2002, compared with $13.8 million in 2001 and $19.4 million in 2000. Advisory fees were approximately 90% of operating revenues in each of the three years ended December 31, 2002.

     Transaction fees (commissions) earned by Management are the primary source of the Company's other operating revenues. Commissions are derived from some of Management's individual and small institutional accounts, investment partnerships and specific institutional accounts that have given Management the authority to execute trades. Commissions decreased 23% to $966,000 in 2002, compared with $1.25 million in 2001 and $1.45 million in 2000.

The following table depicts operating expenses, as adjusted, for the years ended December 31:
--------------------------------------------------------------------------------

OPERATING EXPENSES                                       ($000)
------------------                                       ------
                                            2002          2001          2000
                                          --------      --------      --------
Cost and expenses, reported               $ 12,980      $ 14,627      $ 20,635
Adjustments:
   MIP investment performance bonuses           --            --        (2,626)
   Non-cash compensation charges                          (1,688)       (2,250)
   SVP account charges                          --            --        (1,125)
                                          --------      --------      --------
Operating expenses, adjusted              $ 12,980      $ 12,939      $ 14,634
                                          ========      ========      ========

--------------------------------------------------------------------------------

     Reported costs and expenses totaled $13.0 million in 2002, compared with $14.6 million in 2001 and $20.6 million in 2000. The 2001 amount reflects $1.7 million in non-operating charges identified above. Before this item, operating expenses totaled $12.9 million in 2001. The 2000 amount reflects $6.0 million in non-operating charges. Before these items, operating expenses totaled $14.6 million in 2000.

     After these non-operating adjustments, 2002 operating expenses were approximately the same as 2001, after a 12% decrease in 2001 compared with 2000. Adjusted operating expenses were 92% of operating revenues and 0.59% of average managed assets in 2002, compared with 84% and 0.59% in 2001, and 69% and 0.55% in 2000.

The following table depicts compensation expenses, as adjusted, for the years ended December 31:

--------------------------------------------------------------------------------
        COMPENSATION EXPENSES                           ($000)
                                            2002         2001          2000
                                          --------     --------      --------
Compensation expenses, reported           $  8,207     $ 10,300      $ 16,017
Adjustments:
   MIP investment performance bonuses           --           --        (2,626)
   Non-cash compensation charges                --       (1,688)       (2,250)
   SVP account charges                          --           --        (1,125)
                                          --------     --------      --------
Compensation expenses, adjusted           $  8,207     $  8,612      $ 10,016
                                          ========     ========      ========

--------------------------------------------------------------------------------

     Reported compensation expenses decreased 20% to $8.2 million in 2002, compared with $10.3 million in 2001 and $16.0 million in 2000. Compensation expenses adjusted for the non-operating charges noted above decreased 5% in 2002 to total $8.2 million, compared with $8.6 million in 2001 and $10 million in 2000. The 2002 decrease is primarily due to a decrease in sales payouts related to the decrease in advisory fee revenue. Adjusted compensation expenses were 58% of operating revenues and 0.37% of average managed assets in 2002, compared with 56% and 0.39% in 2001, and 47% and 0.38% in 2000.

     The Company has a Management Incentive Plan ("MIP") (see Note 9 to the Notes to the Consolidated Financial Statements) which covers bonus payments to certain executives. Under the MIP, the payment of operating bonuses to these executives is based on the annual growth in operating income, after adjusting for certain charges. An MIP operating bonus of $541,000 was earned in 2000, compared with none in 2002 and 2001.

     Under a second component of the MIP, an annual investment performance bonus is earned by the Chief Executive Officer ("CEO") based upon the performance of proprietary accounts of the Company in excess of a base index return, as defined. Included in compensation expense related to this component of the MIP is an investment performance bonus to the CEO of none in 2002 and 2001, and $2,216,000 in 2000.

     In addition, under a third component of the MIP, the President earns an operating bonus based upon the pretax operating profits earned by the Company as General Partner of the partnership managed by the President. Included in compensation expense are operating bonuses earned under the MIP by the President of approximately $64,000 and $1,273,000 in 2001 and 2000 and none in 2002. The President also earns an annual investment bonus under this component of the MIP based upon the performance of the Company's investment in the partnership managed by the President in excess of a base index return. Included in compensation expense are investment bonuses earned by the President of $410,000 in 2000, and none in 2002 and 2001.

     The Company recorded $1.69 million and $2.25 million in 2001 and 2000, respectively, for non-cash compensation charges ("NCCC") related to awards of restricted stock in 1997 (see Note 10 to the Notes to the Consolidated Financial Statements). In 2000, the Company also recorded $1,125,000, of compensation expense related to a Senior Vice President's relinquishment of the exclusive right to receive the net operating earnings attributable to certain managed accounts to the Company (the "SVP Accounts" see Note 6 to the Notes to the Consolidated Financial Statements).

--------------------------------------------------------------------------------

NON-COMPENSATION EXPENSES                          ($000)
                                         2002       2001       2000
                                        ------     ------     ------
Non-compensation expenses, reported     $4,773     $4,327     $4,618


--------------------------------------------------------------------------------

     Non-compensation expenses increased by 10% to $4.8 million in 2002, compared with $4.3 million in 2001 and $4.6 million in 2000. The 2002 increase is primarily due to a increase in rent expense under a new lease agreement effective September 2002. Non-compensation expenses totaled 34% of operating revenues and 0.22% of average managed assets in 2002, compared with 28% and 0.20% in 2001, and 22% and 0.18% in 2000.

                                      o o o

     Net investment income (loss) is comprised of interest, dividends, and net realized and unrealized gains/losses from principal securities transactions (primarily large-cap equities). The Company reported a net loss on investments of $8.4 million in 2002, a net loss of $368,000 in 2001, and a net gain of investments of $19.4 million in 2000. Net interest and dividend income was $1.4 million in 2002, $1.0 million in 2001, and $1.2 million in 2000. Net losses on investments totaled $9.7 million ($2.6 million realized gains) in 2002, compared with a net loss of $1.4 million ($1.7 million realized gains) in 2001, and a net gain of $18.2 million ($12.5 million realized gains) in 2000, reflecting the strengths and weaknesses of the domestic equity markets in those years.

LIQUIDITY AND CAPITAL RESOURCES

     Net investments in marketable securities aggregated $70.6 million at December 31, 2002, compared with $73.4 million at the end of 2001. Shareholders' equity totaled $93.5 million at December 31, 2002, compared with $102.4 million at the end of 2001. The decrease in 2002 is primarily from a net loss of $2.2 million and a net unrealized loss of $2.1 million, net of deferred taxes, on the investment portfolio. The Company has adopted SFAS No. 115, requiring it to reflect a net unrealized loss of $793,000 after taxes in shareholders' equity at December 31, 2002, compared with a net gain of $1.3 million at the end of 2001.

     At December 31, 2002, the Company's net investment portfolio at market totaled $78.3 million (cost basis $77.7 million), comprised of cash and cash equivalents, corporate debt, large-cap equity securities, investments in limited partnerships and the Funds (see Note 4 to the Notes to the Consolidated financial statements). On the equity side, at year-end, the Company was invested in 20 separate large-cap securities, in a more concentrated fashion of what it does for its managed client accounts.

     If the equity market (defined as the S&P 500 index) were to decline by 10%, the Company might experience unrealized losses of approximately $8 million; if the market were to decline by 20%, the Company might experience unrealized losses of $16 million. However, the Company believes that incurring unrealized losses of this magnitude is less likely with active management of the portfolio. Since the equity positions are all large-cap holdings, they can be sold easily on short notice with little market impact. Ultimately, the Company will raise and hold cash to reduce market risk.

     At December 31, 2002 the Company had cash and cash equivalents totaling $991,000, compared with $1.9 million at the end of 2001. Net cash provided by operating activities was $5.4 million in 2002 compared with net cash used in operating activities of $2.5 million in 2001. This reflects the changing levels of operating income and changes in operating assets and liabilities over those periods. Net cash used in investing activities was $1.7 million in 2002 compared with net cash provided by investing activities of $8.8 million in 2001. Net cash used in financing activities was $4.6 million in 2002, compared with $5.4 million in 2001. As a result, there was a net decrease in cash and cash equivalents of $950,000 in 2002, compared to a increase of $952,000 in 2001.


                                      o o o

     In 2001, the Company declared a special dividend of $.20 per share, compared with none in 2002.

     During 2001, the Company purchased 119,520 shares of its common stock at an average price of $11.21 per share. On December 12, 2001, the Company retired 189,420 shares of treasury stock and restored the common stock in the open market to authorized and unissued status. During 2002, the Company purchased 363,000 shares of its common stock at an average market price of $11.25 per share. In accordance with the terms of his agreements with the Company entered into in September 1997, the President of the Company sold 57,992 shares of the Company stock back to the Company at a market price of $9.75 per share in September of 2002 to satisfy a loan to the President arising from the tax consequences of the 1997 award to him under the Long Term Incentive Plan ("LTIP"). In December 2002, the Company retired 414,992 shares of treasury stock and restored the common stock to authorized and unissued status.

       At December 31, 2002 and 2001, the Company had no liabilities for borrowed money.

      In September 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two senior executives under the terms of the LTIP. Craig B. Steinberg, President, received 600,000 shares and Anthony G. Miller, a former Executive Vice President and Chief Operating Officer, received 175,000 shares. Such awards vested over four years. The difference of $9.0 million between the market value ($11.625 per share) of the shares awarded on the date of grant and the purchase price of $.01 per share was recorded as unearned compensation in shareholders' equity and was amortized over a four-year period commencing with the fourth quarter of 1997 (approximately $563,000 per quarter and $2.25 million annually) and ended in the third quarter of 2001.

     The Company believes that the foreseeable capital and liquidity requirements of its existing businesses will continue to be met with funds generated from operations.


Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements, and Consolidated Financial Statement Schedules on page F-1 in Item 15.

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure.

On March 22, 2002 the Board of Directors of the Company, upon recommendation of the Audit Committee, appointed the firm of Rothstein, Kass & Company, P.C. independent auditors for the Company for 2002, subject to ratification by the stockholders which occurred at the 2002 Annual Meeting of Stockholders. Arthur Andersen LLP had served as independent auditors of the Company since 1989. The Audit Committee determined not to recommend the reappointment of this firm based upon the Committee's concern about this firm's exposure to civil and criminal liabilities. Arthur Andersen LLP's reports on the Company's financial statements during the two fiscal years in the two year period ended December 31, 2001 and the interim period subsequent to December 31, 2001 ended March 31, 2002 have not contained any adverse opinion or disclaimer of opinion or any qualification or modification of any kind nor have there been any disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The engagement of Rothstein, Kass & Company, P.C. commenced as of the beginning of the Company's 2002 fiscal year.

The Company solicited and received from Arthur Andersen, LLP a statement from them agreeing with the statements made by the Company in response to Item 304(a) of Regulation S-K and filed the statement as Exhibit 3 to the Company's Current Report on Form 8-K/A, filed April 10, 2002,which is hereby incorporated herein by reference as Exhibit 16.

     PART III

Item 10. Directors and Executive Officers of the Registrant.

BOARD OF DIRECTORS

     The Board of Directors has responsibility for establishing broad corporate policies and for the overall management and performance of the Company, although it is not involved in day-to-day operating details. The members of the Board who are not senior officers of the Company are kept informed of the Company's business by various reports and documents given to them from time to time, as well as by operating, financial and other reports made at Board and Committee meetings.

     Regular meetings of the Board of Directors are generally held four times per year and special meetings are scheduled when required. The Board held four regular meetings and a special meeting in 2002.

COMPENSATION OF DIRECTORS

     Non-employee directors receive an annual retainer of $12,000. They also receive a fee of $2,000 for each Board meeting attended, plus travel and incidental expenses. The two full-time employees who serve as directors receive only reimbursement of expenses, if any, actually incurred in attending meetings. During fiscal 2002, Mr. Jay S. Goldsmith, Mr. Thurston Twigg-Smith and Mr. Ronald H. Menaker each received $22,000, in regular compensation for serving as non-employee directors of the Company.

     (a) Directors - The Board is currently comprised of five directors elected at the last Annual Meeting. Each director so elected holds office for a term of one year and until the election and qualification of a successor.

     Mr. Sosnoff was first elected by the stockholders in 1986, prior to the Company's initial public offering. Mr. Twigg-Smith was first elected by the stockholders in 1994. Mr. Steinberg was appointed to the Board in August, 1997 and first elected by the stockholders in 1998. Mr. Menaker was first elected by the stockholders in 1999. Mr. Goldsmith was first elected by the stockholders in 2001.

     Messrs. Sosnoff and Steinberg are executive officers of the Company.

     Information about the directors principal occupations, Board Committee memberships and other information follows. Information about their ownership of the outstanding common stock of the Company appears hereinafter under the caption, Item 12 - "Beneficial Ownership of Securities of the Company."

                           NAME, PRINCIPAL OCCUPATION
                              AND OTHER INFORMATION
                              ---------------------

JAY S. GOLDSMITH, 59, for more than five years has been President of Balfour
     Investors, Inc. (a merchant banking firm) and the Vice Chairman of PubliCARD, Inc. (a smart-card technology company).

     In a judgement in 1998 in the United States District Court, Southern District of New York, Mr. Goldsmith was held liable pursuant to Section 16(b) of the Securities Exchange Act of 1934 to repay to New Valley Corp. "short-swing" profits he earned from certain purchases and sales of that corporation's B Preferred Stock within a six-month period. Mr. Goldsmith has advised the Company and the Company has concluded after review, that the decision was based on a technical analysis of the language in Section 16(b). The Appeals Court in affirming the decision mentioned that the District Court had suggested that "...the defendants, though liable, might well have acted in good faith."

     Mr. Goldsmith serves on the Audit, Compensation and Stock Option
     Committees.

RONALD H. MENAKER, 58, since January 1, 2000 has been retired. From July, 1998 through December, 1999 he was an Advisory Director of, and for more than five years prior thereto he was a Managing

     Director of, and held other offices with, J.P. Morgan & Co., Inc.

     Mr. Menaker serves on the Audit, Compensation and Stock Option Committees.

MARTIN T. SOSNOFF, 71, is the founder of the Company and has been Chairman of the Board, Chief Executive Officer, and Chief Investment Officer of the Company and its subsidiaries since their inceptions.

     Mr. Sosnoff serves on the Executive, Compensation and Stock Option
     Committees

CRAIG B. STEINBERG, 41, has been President and Director of Research, and has held other offices, with the Company and its subsidiaries since 1985.

     Mr. Steinberg serves on the Executive Committee.

THURSTON TWIGG-SMITH, 81, retired as of March, 2002. For more than five years prior thereto he was Chairman of the Board and Chief Executive Officer of Persis Corporation (newspaper publishing).

     Mr. Twigg-Smith serves on the Audit, Compensation and Stock Option Committees.

     (b) Executive Officers of the Registrant -

MARTIN T. SOSNOFF*, 71, founder of the Company and has been Chairman of the Board, Chief Executive Officer and Chief Investment Officer of the Company, Capital and ASCC Corp. since their inceptions. He was a co-founder of Atalanta Capital Corporation (investment management) and served as its Chairman and Chief Executive Officer until 1983.

CRAIG B. STEINBERG**, 41, President, Director of Research, and has held other offices, with the Company, Capital and ASCC Corp. since 1985. Mr. Steinberg is a Portfolio Manager, and he was a securities analyst at Prudential Equity Management from 1983 to 1985.


-------------------------------

     * Also a director and member of the Executive, Compensation and Stock Option Committees.

     ** Also a director and member of the Executive Committee.

KEVIN S. KELLY, 38, Senior Vice President, Finance, Chief Operating Officer,
     Chief Financial Officer, Secretary and has held other offices with the Company and its subsidiaries since joining the Company in 1999. Mr. Kelly is the President and Chief Executive Officer of Management. Mr. Kelly is a CPA and was a Senior Manager for Grant Thornton prior to joining the Company.

WILLIAM M. KNOBLER, 69, Senior Vice President of Management since 1985.
     Mr. Knobler is a Portfolio Manager, and he was a securities analyst and voting shareholder of Sanford C. Bernstein & Co. from 1979 to 1985.

JAMES D. STAUB, 70, Senior Vice President, and has held other offices, with
     Capital and Management since 1984. Mr. Staub is responsible for West Coast Marketing, and he was a corporate officer of Alexander & Baldwin, Inc. from 1961 to 1984.

     Officers of the Registrant are elected at the meeting of the Board of Directors held each year immediately after the Annual Meeting of Stockholders and serve for the ensuing year and until their successors are elected and qualified.


Item 11. Executive Compensation.

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's four other most highly compensated executive officers who were officers during 2002.

                                               ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                                               -------------------                            ----------------------
                                                                                                           SECURITIES
            NAME AND                                                       OTHER ANNUAL     RESTRICTED     UNDERLYING    ALL OTHER
       PRINCIPAL POSITION         YEAR       SALARY           BONUS        COMPENSATION    STOCK AWARDS     OPTIONS     COMPENSATION
       ------------------         ----       ------           -----        ------------    ------------     -------     ------------
Martin T. Sosnoff                  2002  $1,000,000               $0 (1)                                                $10,000 (7)
 Chairman of the Board;            2001   1,000,000                0 (1)                                                  8,500 (7)
 Chief Executive Officer;          2000   1,000,000        2,405,350 (1)                                                 17,000 (7)
 Director

       CRAIG B. STEINBERG          2002     700,000          300,000 (2)                                                 10,000 (7)
 President and Director            2001     700,000          264,022 (1,2)                 $1,588,500 (3)                 8,500 (7)
 of Research; Director             2000     700,000        2,404,744 (1)                    1,573,500 (3)                17,000 (7)

         KEVIN S. KELLY            2002     177,083           50,000 (4)                                                 10,000 (7)
  Senior Vice President,           2001     150,000           35,000 (4)                                                  8,500 (7)
  Chief Operating Officer,         2000     133,000           35,000 (4)                                                 16,800 (7)
  Chief Financial Officer,
  Secretary

         JAMES D. STAUB            2002     175,000                        $479,255                                       8,750 (7)
  Senior Vice President            2001     175,000                         699,914 (5)                                   8,500 (7)
  of subsidiaries                  2000     175,000                         619,486 (5)                                  17,000 (7)

       WILLIAM M. KNOBLER          2002      75,000 (6)                                                                   3,750 (7)
  Senior Vice President of         2001     103,125 (6)                     558,630 (6)                                   8,500 (7)
  Subsidiary                       2000     113,975 (6)                     824,189 (6)                                  17,000 (7)

        JAMES P. PAPPAS            2002     141,667                                                                     121,007 (8)
  Former Chief Operating Officer

---------------------

(1) Represents amounts received as bonuses by participants in the Company's MIP. See "Management Incentive Plan" hereinafter to be included in a filing with the Securities and Exchange Committee, if required.

(2) Includes discretionary bonuses of $300,000 and $200,000 in 2002 and 2001, respectively.

(3) Represents non-cash compensation required to be reported for tax purposes. Mr. Steinberg was awarded the right to purchase and purchased 600,000 shares of the Company's common stock for the purchase price of $0.01 per share as of September 17, 1997 under the Company's LTIP.

     For tax purposes, the Company and Mr. Steinberg report the compensation element of the award in the years in which the Company's right to repurchase equal fractions of the award lapse at the first through the fourth anniversaries of the date of the award. Under this method, Mr. Steinberg reported compensation of $1,588,500 in 2001 (based on a market price of $10.60 per share at the fourth and final anniversary) and $1,573,500 in 2000 (based on a market price of $10.50 per share at the third anniversary). The Company recorded unearned compensation in shareholders' equity of approximately $7.0 million at the time of the award which was amortized to compensation expense. Approximately $1.7 million was expensed in each full calendar year as the right to repurchase the award lapsed in the period ended September 30, 2001. At September 17, 1997, the stock award value was approximately $7.0 million which is based on the difference between the purchase price and the market value of the award at such date, and the stock award value was approximately $6.4 million at December 31, 2000 and $6.2 million at December 31, 2001. In 1997, the Company loaned Mr. Steinberg $46,740 with interest at the applicable federal rate for taxes attributable to dividends paid on the shares received in his award. In 1998, the Company loaned Mr. Steinberg $539,847 with interest at the applicable federal rate for taxes attributable to the compensation element of his award and dividends paid on the unvested shares received in his award. In 1999, the Company loaned Mr. Steinberg $849,338 with interest at the applicable federal rate for taxes attributable to the compensation element of his award. In 2000, the Company loaned Mr. Steinberg $762,361 with interest at the applicable federal rate for taxes attributable to the compensation element of his award. In 2001, the Company loaned Mr. Steinberg $769,628 with interest at the applicable rate for taxes attributable to the compensation element of his award and dividends paid on the unvested shares received in his award. Mr. Steinberg paid $83,718 of interest to the Company related to these loans in 2000, he paid $127,673 of interest in 2001, and he paid $142,785 of interest and $586,523 in principal in 2002 in part by application of 57,992 shares of the Company Common Stock owned by Mr. Steinberg pursuant to the Stock Purchase Plan.

(4) Includes discretionary bonuses of $50,000, $35,000 and $35,000 in 2002, 2001 and 2000, respectively.

(5) Represents additional compensation paid to Mr. Staub in lieu of a bonus based upon a percentage of investment advisory fees received by the Company from clients solicited by Mr. Staub under an agreement with the Company. See "Agreements and Transactions with Directors and Executive Officers" hereinafter to be included in a filing with the Securities and Exchange Committee, if required.

(6) The 2000 and 2001 amounts represent the second and third (final) installment payments, respectively, made to Mr. Knobler by the Company in January 2000 and 2001 relating to the relinquishment of his right to receive revenue from SVP clients under a facilities agreement with the Company. In 2002 and 2001, Mr Knobler's salary was set as a percentage of the gross revenues received from SVP clients in 2002 and 2001, respectively, under an arrangement with the Company.

(7) Represents contributions by the Company to the account of such officers under the Company's Profit Sharing Plan for its employees.

(8)  Represents post employment compensation ended December 31, 2002.

Except as noted, none of the individuals listed above received non-cash compensation during 2002 in excess of the lesser of $50,000 or 10% of his total annual salary and bonus.

BOARD COMPENSATION COMMITTEE REPORT

         The Board has requested that the Compensation Committee describe in this Report (a) its compensation policies generally applicable to the executive officers of the Company, including the specific relationship of corporate performance to executive compensation for 2002; and (b) the basis for Mr. Sosnoff's compensation in 2002, including the factors and criteria on which Mr. Sosnoff's compensation was based and the relationship of the Company's performance to such compensation describing the measures of performance on which such compensation was based.

Compensation Policies Generally Applicable to Executive Officers

         In formulating its compensation policies for executive officers, the Committee considers many factors, including the major factors described below:
Industry Compensation Standards, Salary History, Performance in Position, Tenure of Employment.

         The Committee believes that in order to attract and retain executive officers of the highest quality the Company must provide a total package of compensation that is competitive with other companies in the Company's segment of the financial services industry. The Committee also reviews the salary histories of current and prospective executive officers in making compensation recommendations. In addition, the Committee reviews information about the performance of executive officers. In formulating its compensation policies the Committee generally places less weight on the qualitative elements of executive officer performance, and more weight on the economic indices of the officer's performance measured by the financial performance of the aspect of the Company's business for which the officer is primarily responsible. The Committee believes that an officer's employment tenure is entitled to some weight in assessing appropriate levels of compensation.

Company Performance-General

         The Committee believes that in the Company's case in the formulation of executive officer compensation policy the Committee should not accord significant weight to the market performance of the Company's common stock. The Committee notes that the price at which the Company's common stock trades often bears little relationship to the underlying fundamentals of the Company. Because of the ownership structure (only approximately 12% of the Company's common stock is held by the public) and lack of coverage by analysts, there is very little trading activity in the common stock of the Company. During 2002, aggregate market transactions in the Company's common stock (excluding shares purchased in the market by the Company) equaled approximately 2.7% of the common stock outstanding. As a result of this low turnover, the performance of the common stock has not reliably reflected the financial results or prospects for the Company; instead, it generally reflects market forces that result in volatile stock performance because of the lack of market liquidity. Thus, in the Committee's view, the investment performance of the Company's common stock has not offered the Committee reliable guidance in formulating executive officer compensation policy and in setting appropriate compensation levels for the Company's executive officers. The Committee notes that the Company's book value per share totaled $11.05 at the end of 2002, which has not been adequately reflected in the price of the stock. On December 6, 2002, the Company announced that Mr. Sosnoff has proposed acquiring the 17% of the Company Common Stock he does not own at a cash price of $12.50 per share, subject to adjustment (See
Item 3 - "Legal Proceedings" herein).

Financial Performance

         The Committee has developed a number of financial performance criteria in formulating its executive compensation policy and a number of specific criteria assessing the appropriateness of specific executive officer compensation.

         In evaluating the performance of the executive officers of the Company as a group generally, and in reference to 2002 compensation, the Committee has reviewed the efficiency and productivity of the Company, and the Company's employees managed by the executive officers as measured by the following financial performance criteria: (1) Operating revenues, pre-tax operating income and pre-tax operating income per employee, (2) pre-tax operating income yield on assets under management, (3) pre-tax operating margin, (4) investment performance of managed assets, including the Company's proprietary accounts, and
(5) other financial criteria.

         In reviewing the compensation of specific executive officer positions, the Committee places more weight on criteria relevant to the responsibilities of that position. Thus, relatively more weight is attributed to revenue criteria in evaluating the performance of executives engaged primarily in marketing and investment management and related support activities and relatively more weight is attributed to income criteria in fixing the compensation of personnel engaged in cost management and related support activities.

2002 Compensation and the Management Incentive Plan

         After posting increases in 2000, operating revenues, operating income, operating margin and operating income per employee all decreased in 2002 and 2001, reflecting the difficult market environment and a decrease in assets under management in 2002 and 2001 from negative performance results.

         As described below, the changes in 2002 overall compensation as compared with 2001 and 2000 for executive officers, with the exception of Mr. Staub who has a separate arrangement with the Company, are attributable to Awards made under the Management Incentive Plan ("MIP"), as follows:

                                           2002           2001            2000
                                        ----------     ----------     ----------
1. Operating Earnings Component         $        0     $        0     $  541,000
2. Investment Performance Component              0              0      2,216,000
3. Sabre Performance Component                   0         64,022      2,215,394
                                        ----------     ----------     ----------
                                        $        0     $   64,022     $4,972,394
                                        ==========     ==========     ==========

         The MIP is designed to reflect the financial performance criteria which the Company believes should be applied in determining executive officer compensation. One component (the "Operating Earnings Component") is based on pre-tax operating earnings before non-cash charges, which the Committee believes is an appropriate measure of the performance of executive personnel who function in the revenue producing and in the cost control areas of the Company. Messrs. Sosnoff and Steinberg participate in the Operating Earnings Component of the Award Bonus Pool at 40% each. The remaining portion is not currently allocated. The MIP is administered by a Sub-Committee of the Compensation Committee, which is composed entirely of non-employee directors. The Committee believes that the Operating Earnings Component of the MIP provides a stimulus to a continuing high level of commitment to further improvement in the financial performance of the Company. The Committee notes that in the Operating Earnings Component (a) no awards are payable unless there is an increase in adjusted operating earnings (as defined in the MIP) over the 1998 base level of adjusted operated earnings,
(b) the annual Award Bonus Pool cannot exceed 50% of incremental adjusted operating earnings above the threshold, and (c) aggregate annual bonuses under the Operating Earnings Component of the MIP are capped at 10% of earnings per share in any one year. The Sub-Committee believes that these limitations strike an appropriate balance by fulfilling the need to continue to motivate executive personnel while not unduly impacting the financial results of the Company. No Operating Earnings Award was made under the MIP in 2002 and 2001, compared with $541,000 in 2000.

         The Sub-Committee amended the MIP in 1999 to create an Investment Performance Component of the MIP to provide incentive compensation to Mr. Sosnoff in an amount equal to 20% of each year's performance of the Company's proprietary accounts in excess of an identified benchmark. Under the amendment, no bonus is paid if such performance is negative, even if it exceeded such benchmark. The computation is made annually, based on each calendar year's performance results, and is subject to a separate and independent limitation that it not exceed 10% of earnings per share in any one year. No award was made to Mr. Sosnoff in 2002 and 2001 related to this component of the MIP, compared with $2,216,000 made in 2000.

         In 2000, the Sub-Committee amended the MIP to provide annual incentive compensation to the Company's President based upon the investment performance of Sabre Partners, L.P., an investment partnership which he manages on behalf of a Company subsidiary, equal to (i) 50% of the pre-tax operating income (revenues less direct expenses) that the Company receives from that partnership (the "Sabre Performance Bonus") and (ii) 20% of the outperformance of the Company's investment in such partnership as compared to the S&P 500 Index (the "Outperformance Bonus"), provided, that the Outperformance Bonus is payable if, and only to the extent that, the performance of the Company's investment in such partnership is positive, and the closing net asset value of any measurement period for the computation of the Outperformance Bonus exceeds the highest level of net assets previously achieved. These computations are made annually, based on each calendar year's results, and the Outperformance Bonus is subject to a separate and independent limitation that it not exceed 10% of earnings per share in any one year. Mr. Steinberg was awarded $64,022 for 2001 related to this Component of the MIP, compared with $2,215,394 for 2000 and none in 2002.

      The MIP does not preclude the Board of Directors of the Company, upon approval of the Sub-Committee, from making discretionary bonus payments to participants in the MIP in addition to the amounts determined under the Plan.

The 2002 Compensation of Mr. Sosnoff

         Mr. Sosnoff has not participated in this part of the Committee's review or Report, or in its description of the basis for his compensation generally.

         The Committee notes that there are certain qualitative factors in the analysis of Mr. Sosnoff's compensation generally and in 2002 that, in its view, should be taken into account in establishing appropriate bases for such compensation. Mr. Sosnoff is the founder of the Company, which was founded in 1986 to acquire its operating subsidiaries and make a public offering of its Common Stock. Mr. Sosnoff is the founder of such subsidiaries and is the Company's principal stockholder. The Company bears his name. He also is a widely known and respected member of the financial community and has written regularly in the financial press and is interviewed regularly by the media. The Committee believes his reputation has enhanced the stature of the Company and has had and will continue to have a salutary affect on its marketing activities.

         In conjunction with the Company's other executive officers, Mr. Sosnoff's compensation is evaluated under the compensation policies generally applicable to executive officers, including growth in the Company's book value per share, and the financial performance criteria considered relevant by the Committee. Under the Operating Earnings Component of the MIP, Mr. Sosnoff was awarded $ 0 for 2002 and 2001, compared with $189,350 for 2000.

         It is also the policy of the Committee to review Mr. Sosnoff's compensation in relation to the performance of the Company's client accounts for which he has primary responsibility in setting investment policy and the performance of the Company's own proprietary accounts. The Committee notes that investment performance in client accounts improved markedly in the four years ended December 31, 2002 (each of the four years generated client performance returns in excess of relevant benchmarks), exceeding all relevant benchmarks for the Company's composite equity and balanced products. However, Mr. Sosnoff did not earn an Investment Performance bonus for 2002 and 2001 under the Investment Performance Component of the MIP because the performance of the Company's proprietary accounts in 2002 and 2001 was negative. In 2000, he earned an Investment Performance Bonus of $2,216,000 based upon the performance of the Company's proprietary accounts in 2000, which achieved net investment performance totaling 9.2% vs. the benchmark's return of -9.1%. In the Sub-Committee's view, Mr. Sosnoff's achievement in significantly increasing the Company's proprietary accounts' net assets was appropriately reflected in Mr. Sosnoff's increased compensation in that year.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

         The Audit Committee of the Board of Directors of the Company serves as the representative of the Board for general oversight of the Company's financial accounting and reporting process, system of internal control, audit process and process for monitoring compliance with laws and regulations. The Company's management has primary responsibility for preparing the Company's financial statements and the Company's financial reporting process. The Company's independent accountants are responsible for expressing an opinion on the conformity of the Company's audited financial statements to generally accepted accounting principles.

         In this context, the Audit Committee hereby reports as follows:

         1. The Audit Committee has reviewed and discussed the audited financial statements with the Company's independent accountants.

         2. The Audit Committee has discussed with the independent accountants the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standard, AU 380).

         3. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standards No. 1, Independence Discussions with Audit Committees) and has discussed with the independent accountants the independent accountants' independence.

         4. Based on the review and discussion referred to in paragraphs (1) through (3) above, the Audit Committee has recommended to the Board of Directors of the Company, and the Board has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for filing with the Securities and Exchange Commission.

         Each of the members of the Audit Committee is independent as defined under the Listing Standards of the New York Stock Exchange.

         The undersigned members of the Audit Committee have submitted this Report to the Board of Directors.

Jay S. Goldsmith
Ronald H. Menaker
Thurston Twigg-Smith


Dated:  March 18, 2003

COMPARATIVE STOCK PERFORMANCE

         The following line graph compares the cumulative total shareholder return on the Company's common stock with the cumulative total return of the Russell 2000 Index(1) and the Russell 2000/Financial Services Index(2) over the five year period ended December 31, 2002 (assuming the investment in the Company's common stock and such indices of $100 on December 31, 1997, and the reinvestment of all dividends):

 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN AMONG THE COMPANY,
         RUSSELL 2000 INDEX, AND RUSSELL 2000/FINANCIAL SERVICES INDEX


                                  [LINE CHART]

                                                        Russell 2000/
             YEAR ENDED     Russell 2000                   Financial
            DECEMBER 31        Index      Company       Services Index
               1997             100          100              100
               1998              97           69               93
               1999             118           72               87
               2000             115           90              106
               2001             117           86              122
               2002              93          101              125


                                                             RUSSELL 2000/
                                COMPANY    RUSSELL 2000   FINANCIAL SERVICES
                                -------    ------------   ------------------
Annualized rates of return:
     5 years ended 12/31/02       .2%          -1.4%             4.5%


(1) The Russell 2000 Index is published by the Frank Russell Company and is widely recognized as a measure of the performance of small market capitalization stocks like the Company's common stock.

(2) The Russell 2000/Financial Services Index is an index of the performance of financial services companies within the Russell 2000 Index.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information as of December 31, 2002 as to the beneficial ownership of Company common stock by (1) each person known by the Company to own 5% or more of the common stock, (2) each director and nominee for director of the Company, (3) the Company's Chief Executive Officer, (4) each of the Company's other four most highly compensated executive officers for fiscal 2002, and (5) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them and use the Company's address as their business address, unless otherwise noted.


BENEFICIAL OWNERS                            SHARES BENEFICIALLY OWNED    PERCENT OF CLASS (8)
-----------------                            -------------------------    --------------------
Martin T. Sosnoff                                      7,000,000 (1)                     80.8%
Craig B. Steinberg                                       642,008 (2)                      7.4%
William M. Knobler                                         1,100 (3)                       (9)
James D. Staub                                           100,000 (4)                      1.2%
Ronald H. Menaker (5)                                      2,000                           (9)
Thurston Twigg-Smith(6)                                    1,000                           (9)
All executive officers and directors
as a Group (9 persons)                                 7,746,108 (7)                     89.4%


-----------

(1) includes 84,000 shares owned by a private charitable foundation that Mr. Sosnoff controls.

(2) includes 542,008 shares issued under the Company's LTIP and 100,000 shares issuable upon exercise of currently exercisable options issued under the Company's Stock Option Plan ("SOP") at an exercise price of $9.50 per share.

(3) includes 600 shares held in his Individual Retirement Account, 100 shares held by his wife, 200 shares held by her Individual Retirement Account, and 200 shares held by a private charitable foundation controlled by Mr. Knobler.

(4) includes 50,000 shares issuable upon exercise of currently exercisable options issued under the Company's SOP at an exercise price of $6.13 per share and 50,000 shares issuable upon exercise of currently exercisable options issued under the Company's LTIP at an exercise price of $9.00 per share.

(5) Mr. Menaker's address is 700 Smoke Hollow Trail, Franklin Lakes, New Jersey, 07417.

(6) Mr. Twigg-Smith's business address is 4224 Waialae Avenue #389, Honolulu, Hawaii, 96816.

(7) includes shares owned by executive officers of subsidiaries who have been designated as executive officers of the Company. Includes 200,000 shares subject to currently exercisable options under the SOP and LTIP.

(8) Calculated on the basis of 8,464,715 shares outstanding at December 31, 2002 plus 200,000 shares subject to currently exercisable options, or a total of 8,664,715 shares.

(9)  less than .1% of shares outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below in tabular form as of the fiscal year ended December 31, 2002 are the aggregate number of shares of common stock subject to issuance upon the exercising of outstanding options under the Company's SOP and LTIP , the weighted average exercise price of options outstanding under such plans and the number of shares of common stock remaining available for future issuance for such plans:


Equity Compensation Plan Information

----------------------- --------------------------------- ---------------------------------- ---------------------------------
Plan Category           Number of Securities to be        Weighted average exercise price    Number of securities remaining
                        issued upon exercise of           of outstanding options, warrants   available for future issuance
                        outstanding options, warrants     and rights                         under equity compensation plans
                        and rights                                                           (excluding securities reflected
                                                                                             in column (a))
                        (a)                               (b)                                (c)
----------------------- --------------------------------- ---------------------------------- ---------------------------------
Equity Compensation                              200,000                              $8.53                           105,000
plans approved by
security holders
----------------------- --------------------------------- ---------------------------------- ---------------------------------
Equity compensation
plans not approved by
security holders                                      --                                 --                                --
----------------------- --------------------------------- ---------------------------------- ---------------------------------
Total                                            200,000                              $8.53                           105,000
----------------------- --------------------------------- ---------------------------------- ---------------------------------


         The plans were approved by stockholders. No shares of common stock are available for issuance under the Stock Option Plan.

Item 13. Certain Relationships and Related Transactions.

AGREEMENTS AND TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

         Upon termination of his employment Mr. Steinberg is subject to non-competition and non-solicitation restrictions under his employment agreement with the Company.

         Mr. Staub and certain other members of the marketing and sales staffs of the Company and its subsidiaries receive additional compensation based on varying percentages of the revenues attributable to Company clients they have solicited. Such compensation under certain conditions may continue after termination of employment.

         In May 1985, Atalanta/Sosnoff Management Corporation ("Management") entered into an employment agreement with Mr. William M. Knobler, Senior Vice President, to provide investment related services to both Management and Atalanta/Sosnoff Capital Corporation (Delaware), the Company's operating subsidiaries. Under the terms of the agreement, Mr. Knobler was paid the net profits relating to the client accounts he managed at Management (the "Net Profits"), which represents the advisory fees and commissions for such accounts, net of clearance and floor brokerage charges, allocated payroll, overhead and out-of-pocket expenses incurred on his behalf by Management.

         Effective October 1, 1998, Management entered into a new agreement with Mr. Knobler for the period ending December 31, 2000, under which Mr. Knobler relinquished the net profits from the investment management and brokerage services provided to the accounts he manages to Management. Pursuant to this agreement, Management has made payments to Mr. Knobler in three installments in January 1999, 2000 and 2001, based upon a multiple of annualized revenues from such accounts. In addition, Management and Mr. Knobler agreed to change the split of Net

Profits paid to Mr. Knobler from 100% during the twelve-month period ended September 30, 1998, to 50% for the twelve-month period ended September 30, 1999, 25% for the twelve-month period ending September 30, 2000, and 0% thereafter. Mr. Knobler has remained an employee of the Company, and in 2001 he earned a salary based on a percentage of the commissions and advisory fee revenues earned from the accounts he manages. Additionally, the Company paid Mr. Knobler $558,630 in January, 2001 representing the third and final installment under this agreement.

         Options issued under the SOP and LTIP, and restricted stock award shares granted under the LTIP provide for accelerated vesting in the event of a change in control of the Company, as defined. Certain of the Company's agreements with employees provide for additional payments to them, or the right for such employee to terminate his employment and continue to receive payments from the Company in the event of a change in control, as defined.

         The directors, officers and employees of the Company or its operating subsidiaries are ordinarily required to execute personal securities transactions through the Company's broker-dealer subsidiary and are allowed a discount from the commission rates offered to unaffiliated customers. In addition, the Company provides personal investment management and advisory services to certain officers of the Company and its operating subsidiaries and their associates without charge.

Item 14. Controls and Procedures

      The Chief Executive Officer and Principal Financial Officer of the Corporation, based on their evaluation of the Disclosure Controls and Procedures in place on March 16, 2003, have concluded that they are effective to provide reasonable assurance that the Corporation is able to collect, process and disclose the information required by this Annual Report and there were not any significant changes in the Corporation's internal Controls or in other factors which could significantly effect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses in such controls and procedures. The Corporation has initiated a program of regular review of its disclosure controls and procedures by a committee composed of its General Counsel and Chief Financial Officer.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. FINANCIAL STATEMENTS
     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 15.

     2. FINANCIAL STATEMENT SCHEDULES
     See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on Page F-1 of Item 15.

(b) 1. Current Report on Form 8-K filed March 28, 2002 and Amendment thereto filed April 10, 2002 relating to a change in certifying accountant.

     2. Current Report on Form 8-K filed December 11, 2002 relating to
     Mr. Sosnoff's proposal to acquire the Common Stock of the Company he does not own.

INDEX

                                                                                                                 Page(s)
                                                                                                                 -------
FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION:
    Report of Independent Public Accountants                                                                   F-2 to F-3
    Consolidated Statements of Financial Condition - December 31, 2002 and 2001                                    F-4
    Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years
       Ended December 31, 2002, 2001 and 2000                                                                      F-5
    Consolidated Statements of Changes in Shareholders' Equity for the Years
       Ended December 31, 2002, 2001 and 2000                                                                      F-6
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                     F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                     F-8 to F-17

SUPPLEMENTARY FINANCIAL INFORMATION:
    Selected Quarterly Financial Data (Unaudited)                                                                 F-18



Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is given in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Atalanta/Sosnoff Capital Corporation:

We have audited the accompanying consolidated statement of financial condition of Atalanta/Sosnoff Capital Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atalanta/Sosnoff Capital Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ Rothstein, Kass & Co., P.C.



Roseland, New Jersey
February 19, 2003

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



                                                         /s/ Arthur Andersen LLP



New York, New York
March 15, 2002





THE FOREGOING REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 AND 2001

                                      ASSETS                                             2002               2001
                                      ------                                          ------------      ------------
ASSETS:
    Cash and cash equivalents                                                         $    991,107      $  1,940,653
    Accounts receivable                                                                  2,169,336         3,071,180
    Due from brokers                                                                     8,719,524           748,263
    Investments, at market                                                              74,262,944        73,583,683
    Investments in limited partnerships                                                  6,745,957        24,320,671
    Prepaid and refundable income taxes                                                  1,674,133                --
    Fixed assets, net of accumulated depreciation and amortization of $2,127,388
       and $1,697,800, respectively                                                        858,475         1,272,504
    Exchange memberships, at cost (market value $156,000 and $2,750,000,
       respectively)                                                                       192,000           402,000
    Other assets                                                                         3,012,502         4,155,943
                                                                                      ------------      ------------
              Total assets                                                            $ 98,625,978      $109,494,897
                                                                                      ============      ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

LIABILITIES:
    Securities sold but not yet purchased, at market                                  $  3,637,500      $    203,000
    Income taxes payable                                                                                   4,951,233
    Deferred income taxes payable                                                          509,019
    Accrued compensation payable                                                           471,821           450,540
    Accounts payable and other liabilities                                                 461,518           471,761
    Due to broker                                                                               --         1,015,533
                                                                                      ------------      ------------
              Total liabilities                                                          5,079,858         7,092,067
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; none               --                --
       issued
    Common stock, par value $.01 per share; 30,000,000 shares authorized;                   84,707            88,857
       8,470,715 and 8,885,707 shares issued at December 31, 2002 and 2001, respectively
    Additional paid-in capital                                                          12,753,606        17,336,028
    Retained earnings                                                                   81,562,707        83,716,965
    Accumulated other comprehensive income (loss)  - unrealized gains (losses)
       from investments, net of deferred tax liabilities (benefit) of ($516,907)
       and $846,277, at December 31, 2002 and 2001, respectively                          (793,400)        1,260,980
    Treasury stock, at cost, 6,000 and nil shares at December 31, 2002 and 2001,
       respectively                                                                        (61,500)               --
                                                                                      ------------      ------------
              Total shareholders' equity                                                93,546,120       102,402,830
                                                                                      ------------      ------------
              Total liabilities and shareholders' equity                              $ 98,625,978      $109,494,897
                                                                                      ============      ============


The accompanying notes are an integral part of these statements

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                         2002              2001              2000
                                                                     ------------      ------------      ------------
REVENUES:
    Advisory fees                                                    $ 12,791,816      $ 13,786,068      $ 19,373,430
    Commissions and other operating revenues                            1,273,414         1,671,942         1,805,238
    Realized and unrealized gains (losses) from investments, net       (9,725,122)       (1,415,127)       18,175,984
    Interest and dividend income, net                                   1,350,682         1,047,124         1,233,640
                                                                     ------------      ------------      ------------
                 Total revenues                                         5,690,790        15,090,007        40,588,292
                                                                     ------------      ------------      ------------

COSTS AND EXPENSES:
    Employees' compensation and benefits                                8,207,433        10,299,598        16,016,813
    Clearing and execution costs                                          539,538           726,728           919,083
    Selling expenses                                                      511,890           432,085           601,563
    General and administrative expenses                                 3,721,383         3,168,342         3,096,993
                                                                     ------------      ------------      ------------
                 Total costs and expenses                              12,980,244        14,626,753        20,634,452
                                                                     ------------      ------------      ------------

                 Income (loss) before provision for income taxes
                    (benefit)                                          (7,289,454)          463,254        19,953,840

PROVISION FOR INCOME TAXES (BENEFIT)                                   (5,135,196)          180,000         8,451,000
                                                                     ------------      ------------      ------------
                 Net income (loss)                                   $ (2,154,258)     $    283,254      $ 11,502,840
                                                                     ============      ============      ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC                             $      (0.25)     $       0.03      $       1.27
                                                                     ============      ============      ============

EARNINGS (LOSS) PER COMMON SHARE - DILUTED                           $      (0.25)     $       0.03      $       1.27
                                                                     ============      ============      ============


NET INCOME (LOSS), as presented above                                $ (2,154,258)     $    283,254      $ 11,502,840

COMPREHENSIVE INCOME (LOSS):
    Net unrealized losses from investments,
       net of deferred income tax credit of ($1,370,400),
       ($2,343,744) and ($3,608,815), respectively                     (2,054,380)       (3,516,840)       (5,413,222)
                                                                     ------------      ------------      ------------
                 Comprehensive income (loss)                         $ (4,208,638)     $ (3,233,586)     $  6,089,618
                                                                     ============      ============      ============

The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                           Accumulated
                                                                              Other
                                                                          Comprehensive
                                                                           Income (Loss)
                                                                                -
                                                                            Unrealized
                                                                          Gains (Losses)
                                                   Additional                 From
                                         Common    Paid-in      Retained    Investments,    Unearned      Treasury
                                         Stock     Capital      Earnings        Net       Compensation     Stock           Total
                                       --------  ------------ ------------  ------------ ------------   ------------ --------------
BALANCE, January 1, 2000                $90,751  $ 19,455,259 $ 75,976,793  $ 10,191,042  $(3,938,207)  $        --  $  101,775,638

    Purchases of treasury stock                                                                            (686,262)       (686,262)
    Amortization of unearned                          (95,000)                              2,250,408                     2,155,408
       compensation
    Unrealized losses from
          investments, net of
          deferred tax credits                                                (5,413,222)                                (5,413,222)
    Net income                                                  11,502,840                                               11,502,840
    Dividend, ($.25 per share)                                  (2,268,781)                                              (2,268,781)
                                       --------  ------------ ------------- ------------ ------------   -----------  --------------

BALANCE, December 31, 2000               90,751    19,360,259   85,210,852     4,777,820   (1,687,799)     (686,262)    107,065,621

    Purchases of treasury stock                                                                          (1,339,863)     (1,339,863)

    Retirement of treasury stock         (1,894)   (2,024,231)                                            2,026,125         --
    Amortization of unearned
       compensation                                                                         1,687,799                     1,687,799
    Unrealized losses from
          investments, net of
          deferred tax credits                                                (3,516,840)                                (3,516,840)
    Net income                                                     283,254                                                  283,254
    Dividend, ($.20 per share)                                  (1,777,141)                                              (1,777,141)
                                       --------  ------------ ------------  ------------ ------------   -----------  --------------

BALANCE, December 31, 2001               88,857    17,336,028   83,716,965     1,260,980      --              --        102,402,830

    Purchases of treasury stock                                                                          (4,648,072)     (4,648,072)
    Retirement of treasury  stock        (4,150)   (4,582,422)                                            4,586,572         --
    Unrealized losses from
        investments, net of
        deferred tax credits                                                  (2,054,380)                                (2,054,380)
    Net loss                                                    (2,154,258)                                              (2,154,258)
                                       --------  ------------ ------------  ------------ ------------   -----------  --------------

BALANCE, December 31, 2002              $84,707  $ 12,753,606 $ 81,562,707  $   (793,400) $   --        $   (61,500) $   93,546,120
                                        =======  ============ ============  ============  ===========   ===========  ==============


The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                   2002                2001               2000
                                                               -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $  (2,154,258)     $     283,254      $  11,502,840
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities-
          Depreciation and amortization                               478,103            529,784            467,893
          Amortization of unearned compensation                          --            1,687,799          2,250,408
          Realized and unrealized (gains) losses from
              investments, net                                      9,725,122          1,415,127        (18,175,984)
          Deferred taxes                                           (1,775,358)          (818,000)        (4,430,000)
    (Increase) decrease in operating assets-
       Accounts receivable                                            901,844          3,199,666         (1,956,589)
       Prepaid and refundable income taxes                         (2,969,366)
       Other assets                                                 1,143,441         (1,077,697)        (1,074,021)
    Increase (decrease) in operating liabilities-
       Income taxes payable                                              --           (2,511,796)         2,520,379
       Accrued compensation payable                                    21,281         (4,964,879)           602,638
       Accounts payable and other liabilities                         (10,243)          (202,574)          (314,013)
                                                                -------------      -------------      -------------
                 Net cash provided by (used in) operating
                    activities                                      5,360,566         (2,459,316)        (8,606,449)
                                                                -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from (payments to) clearing brokers, net              (8,986,794)         5,853,823         (3,815,936)
    Purchases of fixed assets                                         (64,074)          (107,935)          (732,678)
    Purchases of investments                                     (156,142,192)      (175,719,652)      (351,760,285)
    Proceeds from sales of investments                            161,231,020        178,770,829        363,972,872
    Proceeds from sale of exchange membership                       2,300,000               --                 --
                                                                -------------      -------------      -------------
                 Net cash provided by (used in) investing
                    activities                                     (1,662,040)         8,797,065          7,663,973
                                                                -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock                                    (4,648,072)        (1,339,863)          (686,262)
    Dividends paid                                                       --           (4,045,922)              --
                                                                -------------      -------------      -------------
                 Net cash used in financing activities             (4,648,072)        (5,385,785)          (686,262)
                                                                -------------      -------------      -------------

                 Net increase (decrease) in cash and
                    cash equivalents                                 (949,546)           951,964         (1,628,738)

CASH AND CASH EQUIVALENTS, beginning of year                        1,940,653            988,689          2,617,427
                                                                -------------      -------------      -------------

CASH AND CASH EQUIVALENTS, end of year                          $     991,107      $   1,940,653      $     988,689
                                                                =============      =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid (received) during the year for-
          Interest                                              $      41,231      $     178,304      $     140,922
          Income taxes                                          $        --        $   3,509,796      $  10,360,425

       Noncash financing activity-
          Decrease in additional paid-in capital related to
              restricted shares                                 $        --        $        --        $     (95,000)
          Retirement of treasury stock                          $  (4,586,572)     $  (2,026,125)     $        --
          Accrued dividends payable                             $        --        $        --        $  (2,268,781)

The accompanying notes are an integral part of these statements.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Atalanta/Sosnoff Capital Corporation (the "Holding Company") and its direct and indirect wholly owned subsidiaries, Atalanta/Sosnoff Capital Corporation (Delaware) ("Capital"), Atalanta/Sosnoff Management Corporation ("Management") and ASCC Corp. ("ASCC"). Capital is a registered investment advisor that provides investment advisory and management services to institutional clients and is the general partner and investment advisor of certain investment partnerships and mutual funds (see Note 4). Management is a registered investment advisor and a broker-dealer in securities and owns a seat and is a member of the Chicago Board Options Exchange, Inc. Management provides investment advisory and management services to individual and smaller institutional clients and brokerage services to its clients and some of the clients of Capital. ASCC performs investment advisory services for proprietary investment-related activities.

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

Investments, at Market

The Company records its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115. The Company has designated certain investments held by ASCC in equity and debt securities as "available for sale" and, accordingly, are recorded at market value with the related unrealized gains and losses net of deferred taxes reported as a separate component of shareholders' equity. ASCC holds certain equity and debt securities designated as "trading" securities which are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of operations and comprehensive income (loss). Investments held by Management are recorded at market value, with the related unrealized gains and losses reflected in the consolidated statements of operations and comprehensive income (loss).

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

Investments in Limited Partnerships

Capital serves as a general partner for three Company-sponsored investment partnerships (the "Partnerships") and as the investment advisor for a Company-sponsored offshore investment fund (the "Offshore Fund"). Investments in limited partnerships are carried in the accompanying consolidated financial statements at the Company's share of the net asset values as reported by the respective

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000


Partnerships with the unrealized gain or loss recorded in the consolidated statements of operations. Limited partners whose capital accounts in the aggregate are two-thirds of the total capital accounts of all limited partners in each Partnership may, at any time, require Capital to withdraw as the general partner of such Partnership. Therefore, the Company is not deemed to have control of the Partnerships and, accordingly, the accounts of the Partnerships are accounted for as investments in partnerships in the accompanying consolidated statement of financial condition.

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

Exchange Membership

Exchange memberships are recorded at cost, or, if an other than temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment.

Reportable Operating Segments

The Company considers its operations to be one reportable segment for purposes of presenting financial information and for evaluating its performance. As such, the financial information presented in the accompanying financial statements is consistent with the financial information prepared for internal use by management.

Years Ended December 31, 2001 and 2000

The Company's consolidated financial statements for the years ended December 31, 2001 and 2000 were audited by Arthur Andersen LLP ("Andersen").

In the March 2002 SEC release, the SEC amended Rule 2-02 of Regulation S-X to provide that those issuers that cannot obtain an accountants' report from Andersen after reasonable efforts may file a copy of the latest signed and dated accountants' report issued by Andersen for such period. Hence, Andersen's independent

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000


auditors' report on the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000, dated March 15, 2002, has not been reissued by Andersen.

Stock-Based Compensation

The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (see Note 10).


2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which nullifies Emerging Issues Task Force (EITF) Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amended SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require prominent disclosure above the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. The Company has adopted the disclosure provisions of the Statement as of December 31, 2002.


3. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share amounts were computed based on 8,660,672; 8,939,105 and 9,045,819 weighted average common shares outstanding in 2002, 2001 and 2000, respectively. For purposes of determining weighted average common shares outstanding, the Company considers all shares legally issued and outstanding in determining basic and diluted net income (loss) per share.

In accordance with the provisions of SFAS No. 128, dilutive earnings per share is computed based on the weighted average common shares outstanding provided in the table below. Antidilutive options were not included in the computation of dilutive earnings per share as the options' exercise prices were greater than the average market price of the common shares for each of those respective years. Due to the net loss reported in 2002, diluted earning (loss) per share is not presented, as the result would be anti-dilutive.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000



                                                  2002         2001          2000
                                               ---------     ---------     ---------
Weighted average common shares outstanding     8,660,672     8,939,105     9,045,819
Common stock equivalents-options                  23,610        25,133        15,683
                                               ---------     ---------     ---------
          Dilutive weighted average common
              shares outstanding               8,684,282     8,964,238     9,061,502
                                               =========     =========     =========

Antidilutive options                              23,610         --            --
                                               =========     =========     =========


4. INVESTMENTS

Investments at December 31, 2002 and 2001, consisted of the following:

                                                                                    Unrealized
                                                   Cost          Market Value       Gain (Loss)
                                               ------------      ------------      ------------
2002:
    Available for sale:
       Common stocks                           $ 49,919,592      $ 48,839,259      $ (1,080,333)
       Corporate and government bonds            11,200,176        11,682,032           481,856
       Atalanta/Sosnoff Mutual Funds              4,734,117         4,022,287          (711,830)
                                               ------------      ------------      ------------
                                                 65,853,885        64,543,578        (1,310,307)
                                               ------------      ------------      ------------

    Trading:
       Equity and index options, short           (5,614,215)       (3,637,500)        1,976,715
       Atalanta/Sosnoff Mutual Funds             11,334,357         9,719,366        (1,614,991)
                                               ------------      ------------      ------------
                                                  5,720,142         6,081,866           361,724
                                               ------------      ------------      ------------

    Other:
       Investments in limited partnerships        5,100,848         6,745,957         1,645,109
                                               ------------      ------------      ------------

                                               $ 76,674,875      $ 77,371,401      $    696,526
                                               ============      ============      ============


                                                                                   Unrealized
                                                  Cost           Market Value      Gain (Loss)
                                               ------------      ------------      ------------
2001:
    Available for sale:
       Common stocks                           $ 46,628,442      $ 49,194,891      $  2,566,449
       Corporate bonds                            3,530,550         2,479,971        (1,050,579)
       Atalanta/Sosnoff Mutual Funds              8,928,494         9,416,525           488,031
                                               ------------      ------------      ------------
                                                 59,087,486        61,091,387         2,003,901
                                               ------------      ------------      ------------

    Trading:
       Atalanta/Sosnoff Mutual Funds             11,334,357        12,492,296         1,157,939
       Common stocks, short                        (314,789)         (203,000)          111,789
                                               ------------      ------------      ------------
                                                 11,019,568        12,289,296         1,269,728
                                               ------------      ------------      ------------
    Other:
       Investments in limited partnerships       11,100,848        24,320,671        13,219,823
                                               ------------      ------------      ------------

                                               $ 81,207,902      $ 97,701,354      $ 16,493,452
                                               ============      ============      ============

5. EXCHANGE MEMBERSHIPS

The Company owned a seat on the New York Stock Exchange which was rented to a third party pursuant to one year leases at current market rates. The Company earned rental income of approximately $206,000, $315,000 and $279,000 pursuant to this lease for the years ended December 31, 2002, 2001 and 2000,

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

respectively. In November 2002, the Company sold its seat on the New York Stock Exchange for $2.3 million dollars.

The Company owns a seat and is a member of the Chicago Board Options Exchange. The Company rents the seat to a third party on a annual basis based upon current market conditions. The Company earned rental income on this seat of approximately $20,000, $43,000 and $51,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


6. RELATED PARTY TRANSACTIONS

As the General Partner for the Partnerships and the investment advisor of the Offshore Fund, Capital earned approximately, $2,295,000, $2,442,000 and $5,029,000 in 2002, 2001 and 2000, respectively, for investment advisory and management services (charged at 1% - 3% of net assets) and incentive fees charged at 20% of performance, as defined, in the case of one partnership. Included in the accounts receivable are balances receivable from the Partnerships of approximately $512,000, $615,000 and $2,033,000 at December 31, 2002, 2001 and 2000 respectively, including approximately $747,000 in 2000 for incentive fees which are included in advisory fee revenue in 2000. There were no incentive fees receivable at December 31, 2002 and 2001.

Investments include shares held of the Atalanta/Sosnoff Fund, Atalanta/Sosnoff Value Fund and Atalanta/Sosnoff Focus Fund, (the "Funds"). Management acts as Distributor to the Funds and Capital acts as Investment Advisor. Management has agreed to reimburse each mutual fund's expenses to the extent necessary to limit each mutual fund's total operating expenses to 1.5% per annum (as defined) until at least October 1, 2006. General and administrative expenses include approximately $170,000, $201,000 and $140,000 of operating expenses which were reimbursed by Management in 2002, 2001 and 2000, respectively. Capital earned an advisory fee of approximately $148,000, $134,000 and $103,000 in 2002, 2001 and 2000, respectively. In August 2002, the Company closed the Atalanta/Sosnoff Balanced Fund and the Atalanta/Sosnoff Mid-Cap Fund.

The Company has a loan receivable of approximately $2,381,000, which is included in other assets, from a senior officer of the Company for taxes attributable to the compensation element of the restricted stock award (see Note 10). The loan accrues interest at the applicable federal rate, are recourse and are due in future principal payments as follows: $849,000 in 2003, $762,000 in 2004 and $770,000 in 2005. Interest earned and received by the Company on these loans was $159,000, $165,000 and $108,000 for the years ended December 31, 2002, 2001 and
2000, respectively. Principal payments received during 2002 and 2001 approximated $428,000 and $nil respectively.


7. PROVISION FOR INCOME TAXES (BENEFIT)

The provision for income taxes (benefit) consists of:

                                        2002           2001              2000
                                    ------------     ---------      -----------
Current income taxes (benefit):
    Federal                         $ (3,780,289)    $ 800,000      $ 8,373,000
    State and local                      420,451       198,000        4,508,000
                                    ------------     ---------      -----------
              Total current           (3,359,838)      998,000       12,881,000
                                    ------------     ---------      -----------
Deferred income taxes (benefit):
    Federal                           (1,597,822)     (656,000)      (2,885,000)
    State and local                     (177,536)     (162,000)      (1,545,000)
                                    ------------     ---------      -----------
              Total deferred          (1,775,358)     (818,000)      (4,430,000)
                                    ------------     ---------      -----------
              Total provision       $ (5,135,196)    $ 180,000      $ 8,451,000
                                    ============     =========      ===========

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000



The income tax benefit for 2002 includes a positive adjustment of $2.8 million resulting from reversal of prior years accruals and certain reserves.

A reconciliation of the statutory federal income tax rate and the effective rate based on consolidated income (loss) before income taxes (benefit) in 2002, 2001 and 2000, is set forth below:

                                                     2002       2001      2000
                                                     ----       ----      ----
Statutory federal income tax rate                   (34.9)%     34.9%     34.9%
Increase resulting from:
    State and local income taxes (credit), net
       of federal tax benefit                         3.0        4.0       7.5
    Other adjustment                                (38.5)       --        --
                                                    -----       ----      ----
              Effective rate                        (70.4)%     38.9%     42.4%
                                                    =====       ====      ====


Deferred taxes payable are comprised of the following components as of December 31, 2002 and 2001:

                                                    2002        2001
                                                    ----        ----
   Unrealized gain on investments                $510,000    $3,656,000


8. NET CAPITAL REQUIREMENTS

Management is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting capital ratio would exceed 10 to 1. At December 31, 2002, Management had net capital of approximately $7,612,000, which was $7,362,000 in excess of its required net capital of $250,000.


9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space located in New York City, pursuant to a non-cancelable lease which commenced on September 1, 2002 and expires in 2017. Prior to the current lease, the Company leased the same office space under similar terms. The approximate future minimum annual rent under this lease is $919,000, $1,011,000 and $1,103,000 per annum for each of the five-year periods ending August 2007, 2012, and 2017, respectively. Rent expense pursuant to these lease arrangements was approximately $816,000, $672,000 and $653,000 in 2002, 2001 and 2000, respectively.

Clearance of Securities

Management has an agreement with a broker-dealer to clear its securities transactions, carry its customers' accounts on a fully disclosed basis and perform certain record-keeping functions on its behalf. The agreement can be cancelled by either party upon 90 days' written notice. The agreement states that Management will assume customer obligations should a customer of Management default. The clearing broker-dealer controls credit risk of customers by requiring maintenance margin collateral in compliance with
                                                                            F-13

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000


various regulatory and internal guidelines. At December 31, 2002, there were no significant customer receivables.

Compensation Agreements

Effective January 1, 1993, the Company adopted the Management Incentive Plan (the "MIP") for senior executives. Under the MIP, each participant is entitled to receive their assigned share of the annual award pool, which is computed based on operating income performance goals, as defined in the MIP. An operating bonus of $541,000 was earned and accrued in 2000. No operating bonuses were earned under the operating MIP for 2002 and 2001.

The Company adopted an amendment to the MIP in 1999 whereby an annual investment performance bonus is earned by the Chief Executive Officer (CEO) based upon pre-tax earnings of certain managed assets of the Company in excess of a base index return, as defined. Included in compensation expense is an accrued investment performance bonus to the CEO of $2,216,000 in 2000. No investment performance bonus was earned by the CEO in 2002 and 2001.

In addition, under the amended MIP agreement, the President of the Company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of the Partnership managed by the President and an annual bonus based upon the pre-tax earnings of the Company's investment in the Partnership managed by the President. Included in compensation expense related to this bonus is approximately $64,000 and $1,683,000 for 2001 and 2000, respectively. No bonus was earned by the President under this amendment to the MIP in 2002.

Litigation

Since the Company's announcement of Mr. Sosnoff's preliminary oral proposal, three plaintiffs in three separate, but virtually identical, purported class actions, have filed complaints in the Court of Chancery of the State of Delaware (Berger v. Sosnoff, et al. (C.A. 20068), Breakwater Partners, LP v. Sosnoff, et al. (C.A. 20073) and Schneider v. Atalanta/Sosnoff Capital Corp., et al. (C.A. 20088)). These actions have been consolidated for all purposes under the caption In re Atalanta/Sosnoff Capital Corp. Shareholder's Litigation, Consolidated C.A. 20063. In each action the Company and its directors, as well as Mr. Sosnoff, are named as defendants. Each of the plaintiffs seeks to enjoin a transaction arising out of Mr. Sosnoff's proposal and alleges in generalized form breaches of fiduciary duty by him and the directors. The Company believes these actions are without merit and is vigorously defending them.


10. STOCK OPTION, STOCK PURCHASE, INCENTIVE AND PROFIT-SHARING PLANS

In 1996, the Company adopted the Long-Term Incentive Plan ("LTIP") under which awards of stock, restricted stock, options and other stock-based awards totaling 880,000 shares of common stock may be granted to all full-time employees, officers and directors of the Company and its subsidiaries.

In 1997, the Company awarded 775,000 shares of restricted stock at the issue price of $.01 per share to two officers of the Company under the terms of the LTIP. Such awards vested over the four years ended September 2001. The difference of $9,001,625 between market value ($11.625 per share) on the date of grant and the purchase price was recorded as unearned compensation in shareholders' equity and was amortized over the four-year period commencing with the fourth quarter of 1997 and ended with the third quarter of 2001. In May of 2002, the Company purchased 175,000 shares of its common stock issued to a former officer of the Company under the LTIP pursuant to the terms of the agreement.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000


Options may be granted as either "Qualified Options," "Nonqualified Options" or "Incentive Options." Generally, Qualified Options and Incentive Options may not be granted at a per share price that is less than 100% of fair market value on the date of grant. Nonqualified Options may be granted at prices determined by a committee comprised of certain members of the Board of Directors.

A summary of option transactions for the three years ended December 31, 2002, is presented below. Each option becomes exercisable as to 20% of the total number of shares subject to the option six months after the date of grant, and as to an additional 20% each year thereafter. Generally, options may not be exercised more than ten years from the date of grant. Nonqualified options were granted at exercise prices equal to the market price per share at the date of grant. Only the LTIP has options available for grant at the end of 2002.


                                             Incentive    Nonqualified                 Per Share      Weighted Ave
                                               Stock         Stock                      Option           Option
                                              Options       Options       Total          Price           Price
                                             ---------    ------------   -------     --------------   ------------

Outstanding, end of 2000                      100,000       150,000      250,000     $ 6.125 - 9.50       $8.72
                                              =======       =======      =======     ==============       =====

Outstanding, end of 2001                      100,000       150,000      250,000     $ 6.125 - 9.50       $8.72

Forfeited in 2002                                           (50,000)     (50,000)        $9.50            $9.50
                                              -------       -------      -------     --------------       -----

Outstanding and exercisable, end of 2002
Available for Grant                           100,000       100,000      200,000     $ 6.125 - 9.50       $8.72
                                              =======       =======      =======     ==============       =====

                                                                          55,000
                                                                         =======

The Company accounts for its stock-based employee compensation plans under Accounting Procedures Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. Had compensation cost for these options been determined consistent with the fair value method required by SFAS No. 123, the Company's net income (loss) and earnings per share would have been the following pro forma amounts in each of the three years ended December 31, 2002:

                                              2002              2001           2000
                                           -----------        ---------     -----------
Net income (loss):
    As reported                            $(2,154,258)       $ 283,254     $11,502,840
Deduct:
                                                12,950           22,200         109,351
 Total stock based compensation
   expense determined under fair value
   method for all awards, net of
   related tax effect

   Pro forma                               $(2,167,208)       $ 261,054     $11,393,489

Basic EPS:
    As reported                                  (0.25)            0.03            1.27
    Pro forma                                    (0.25)            0.03            1.26

Dilutive EPS:
    As reported                                  (0.25)            0.03            1.27
    Pro forma                                    (0.25)            0.03            1.26

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000


In January 1998, the Company granted 50,000 Incentive Stock Options at an exercise price of $9.00 per share under the LTIP to an executive officer of the Company. For the purposes of SFAS No. 123 calculations, the fair value of these options was $3.27 per share, and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%; expected dividend yield of 2.9%; expected option life of 10 years and expected volatility of 33%. The fair value of the options to purchase 800,000 shares granted in 1995 with an exercise price of $9.50 per share (of which 650,000 were canceled in 1997 and 50,000 were cancelled in 2002) was $4.1 per share, and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rate of 5.7%, expected dividend yield of 1.6%, expected option life of 10 years and expected volatility of 40%.

The Company sponsors a profit-sharing plan covering substantially all full-time employees. Contributions to this plan, which in any fiscal year are at the discretion of the Board of Directors, were approximately $204,000, $209,000 and $366,000 in 2002, 2001 and 2000, respectively.

11. TREASURY STOCK TRANSACTIONS

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

In May 2002, the Company purchased 175,000 shares of its common stock from a former executive of the Company at $10.96 per share. In addition, the Company purchased an aggregate of 182,000 shares of its common stock at an average market price of $11.56 per share during the first nine months of 2002. In accordance with the terms of his agreements with the Company entered into in September 1997, the President of the Company sold 57,992 shares of the Company stock back to the Company at a market price of $9.75 per share in September 2002 to satisfy a loan to the President arising from the tax consequences of the 1997 award to him under the LTIP. In December 2002, the Company retired 414,992 shares of treasury stock and restored the common stock to authorized and unissued status. Subsequently, the Company purchased 6,000 shares of its common stock at a market price of $10.25 per share.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK


In the normal course of business, the Company enters into various security transactions as principal. The execution, settlement and financing of these transactions may result in off-balance sheet risk or concentration of credit risk.

From time to time, the Company sells securities and options that it does not currently own and is therefore obligated to purchase such securities at a future date. The Company will incur a loss if the market price of the securities and options increases before such time that the Company purchases the securities.

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

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

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

13. OFFER TO PURCHASE COMPANY

On December 6, 2002 the Company announced that Martin T. Sosnoff, Chairman and Chief Executive Officer had proposed to the Board of Directors of the Company that he (or an entity controlled by him) acquire the approximately 17% of the Company he does not own at a price of $12.50 per share, subject to adjustment, to reflect the value of the Company's portfolio of marketable securities. The proposal is currently being considered by a committee of independent directors of the Board.

ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)




                                                                Quarter
                                          -------------------------------------------------
                                            First        Second        Third         Fourth
                                          --------      --------      --------      --------
                                               (000's omitted, except per share amounts)

2002:
    Operating revenues*                   $  3,858      $  3,600      $  3,447      $  3,160
    Operating expenses**                     3,155         3,219         3,250         3,356
    Income (loss) before income taxes       (2,098)       (8,201)       (3,202)        6,212
    Net income (loss)                       (1,161)       (5,683)          680         4,010
    Per common share-
       Basic                                  (.13)         (.65)          .08           .45
       Diluted                                 N/A           N/A           .08           .45

2001:
    Operating revenues*                   $  4,169      $  3,880      $  3,871      $  3,538
    Operating expenses**                     4,117         4,155         3,553         2,803
    Income (loss) before income taxes       (2,968)        2,784        (4,971)        5,618
    Net income (loss)                       (1,622)        1,554        (2,796)        3,147
    Per common share-
       Basic                                  (.18)          .17          (.31)          .36
       Diluted                                 N/A           .17           N/A           .35

2000:
    Operating revenues*                   $  6,070      $  5,103      $  6,524      $  3,482
    Operating expenses**                     4,627         4,714         5,336         3,331
    Income (loss) before income taxes       12,818           707        11,249        (4,820)
    Net income (loss)                        7,407           397         6,501        (2,802)
    Per common share-
       Basic                                   .82           .04           .72          (.31)
       Diluted                                 .82           .04           .72           N/A


* Operating revenue includes advisory fees, commissions and other operating revenue.

**     Operating expenses include total costs and expenses less an accrued investment bonuses payable to the CEO and the President pursuant to the amended MIP plan of $2,626,000 in 2000. There were no investment bonuses in 2002 and 2001. (See Note 9 to the audited financial statements.)

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

    10.4 Second Lease Modification Agreement dated as of January 1985 between Martin T. Sosnoff and Park Tower Associates. (Exhibit 10.4)(1)

    10.5 Form of Sublease between Martin T. Sosnoff and the Company. (Exhibit 10.5) (3)

    10.6 Assignment of Lease between the Company and North American Consortium, Inc. (Exhibit 10.7)(7)

    10.7 Sublease dated October 18, 1988 between the Company and First City Capital Corporation (8)

    10.8 Employment Agreement between Martin T. Sosnoff and the Company dated as of March 31, 1986 (Exhibit 10.6.) (1), (17)

    10.9 Consulting Agreement between Shepard D. Osherow and the Company dated December 21, 1987. (Exhibit 10.2) (6), (17)

    10.10 Form of Employment Agreement, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8), (17)

    10.11 Letter Agreement between Martin T. Sosnoff and L. Mark Newman dated February 14, 1985 and exhibits thereto. (Exhibit 10.20) (1)

    10.12 Agreement between Martin T. Sosnoff and Shepard D. Osherow dated February 25, 1985 regarding the Letter Agreement between Martin T. Sosnoff and L. Mark Newman. (Exhibit 10.21) (1)

    10.13     1987 Stock Option Plan. (Exhibit 4.1) (5), (17)

    10.14     1987 Incentive Stock Purchase Plan. (Exhibit 4.4) (5), (17)

    10.15     Restricted Stock Bonus Plan (8), (54)

    10.16 Form of Stock Bonus Award Agreements, as executed May 19, 1988 by each of Robert J. Kobel, Eric A. Stiefel and Brian P. Hull (8),
              (17)

    10.17 Profit Sharing Trust Agreement and Plan dated May 21, 1985 between Atalanta/Sosnoff Capital Corporation and the plan trustees. (Exhibit 10.24) (1), (17)

    10.18 Sub-sublease dated June 23, 1989 between the Company and Ehrlich Bober & Co., Inc. (9)

    10.19 Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1992 (10), (17)

    10.20 Executive Employment Agreement dated as of December 9, 1992 between Robert J. Kobel and the Company (10), (17)

    10.21 Employment Agreement dated January 1, 1986 between Henry E. Parker and the Company (10), (17)

    10.22 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on December 9, 1993 and March 8, 1994 (11), (17)

    10.23 Executive Employment Agreement dated July 8, 1993 between Craig B. Steinberg and the Company (11), (17)

    10.24 Executive Employment Agreement dated December 7, 1995 between Robert J. Kobel and the Company (12), (17)

    10.25 Employment Agreement dated July 1, 1986 between James D. Staub and the Company (12), (17)

    10.26 Modification Agreement of Sub-Lease dated February 27, 1996 between the Company and Foote, Cone & Belding Advertising, Inc.
              (12), (17)

    10.27     1996 Long-Term Incentive Plan (13), (17)

    10.28 Restricted Stock Award Agreements dated as of September 17, 1997 executed by each of Craig B. Steinberg and Anthony G. Miller (13),
              (17)

    10.29 Employment Agreement dated December 22, 1997 between James D. Staub and the Company (13), (17)

    10.30 Agreement dated October 29, 1998 between William M. Knobler and the Company (14), (17)

    10.31 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on March 10, 1999 (14), (17)

    10.32 Lease agreement dated October 26, 1999 between the Company and 101 Park Avenue Associates. - (15), (17)

    10.33 Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on February 29, 2000 - (15),
              (17)

    10.34 First Amendment to the Amended and Restated Management Incentive Plan as adopted by the Board of Directors of the Company on March 21, 2002. - (16)

    11.       Computation of Earnings per Share - FILED HEREWITH

    16.       Letter of Arthur Andersen, LLP, dated April 10, 2001 - FILED
              HEREWITH

    22.       Subsidiaries of the Registrant. (Exhibit 22) (1)

    25.       Power of Attorney (included as part of the "Signatures" page).

    99.1 Letter of Registrant to the Securities and Exchange Commission dated March 22, 2002- (16)

    99.2      Letter from Arthur Andersen LLP dated March 26, 2002 - (16)

    99.3      Press Release of the Company dated December 6, 2003 - FILED
              HEREWITH

    99.4      Letter of Martin T. Sosnoff dated January 31, 2003 - FILED
              HEREWITH

    99.5 Certification of Martin T. Sosnoff, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              - FILED HEREWITH

    99.6 Certification of Kevin S. Kelly, Senior Vice President, Chief Operating Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - FILED HEREWITH


------------

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

(16) Incorporated by reference to the exhibit numbers indicated to the Company's Form 10- K for the year ended December 31, 2001.

(17)  Required to be filed pursuant to the instructions to Item 14(c) of Form
      10-K.

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Martin T. Sosnoff, Craig B. Steinberg, and Kevin S. Kelly, and each of them (with full power of each of them to act alone), his true and lawful attorneys-in-fact and agents, for him and on his behalf, and in his name, place and stead, to execute and sign all amendments or supplements to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do himself, and the registrant hereby confers like authority on its behalf.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on this 20 day of March, 2003.

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

SIGNATURE                        TITLE                               DATE
---------                        -----                               ----


S/ Jay Goldsmith                                                March 19, 2003
----------------------------
Jay Goldsmith                    Director


s/ Kevin S. Kelly                                               March 20, 2003
-----------------------------
Kevin S. Kelly                   Senior Vice President,
                                 Chief Operating Officer,
                                 Chief Financial Officer,
                                 Secretary
                                 (Principal Financial
                                 and Accounting Officer)


s/ Ronald H. Menaker
--------------------
Ronald H. Menaker                Director                       March 19, 2003


s/ Martin T. Sosnoff
--------------------
Martin T. Sosnoff                Chairman, Chief                March 20, 2003
                                 Executive Officer,
                                 Director (Principal
                                 Executive Officer)


s/ Craig B. Steinberg
---------------------
Craig B. Steinberg               President and                  March 20, 2003
                                 Director of Research,
                                 Director


s/ Thurston Twigg-Smith
-----------------------
Thurston Twigg-Smith             Director                       March 19, 2003

                                  CERTIFICATION

I, Martin T. Sosnoff, certify that:

1. I have reviewed this Annual Report on Form 10-K of Atalanta/Sosnoff Capital Corporation;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003


/s/ Martin T. Sosnoff
----------------------------------------
Martin T. Sosnoff, Chairman of the Board
and Chief Executive Officer

                                  CERTIFICATION

I, Kevin S. Kelly, certify that:

1. I have reviewed this Annual Report on Form 10-K of Atalanta/Sosnoff Capital Corporation;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003


/s/ Kevin S. Kelly
---------------------------------------
Kevin S. Kelly, Chief Financial Officer
and Chief Operating Officer

                                  EXHIBIT INDEX



EXHIBIT
 NUMBER   DESCRIPTION                                                   PAGE
 ------   -----------                                                   ----



  16       Letter of Arthur Andersen, LLP, dated April 10, 2001          43



  99.3     Press Release of the Company dated December 6, 2003           44-45



  99.4     Letter of Martin T. Sosnoff dated January 31, 2003            46-48


  99.5     Certification of Martin T. Sosnoff, Chairman and              49
           Chief Executive Officer, pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002


  99.6     Certification of Kevin S. Kelly, Senior Vice President,       50
           Chief Operating Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002