Form 10-Q
period 2003-03-31
ATALANTA SOSNOFF CAPITAL CORP /DE/
filed 2003-05-09
CIK 792449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 ----------------------------------------------

For Quarter Ended:
March 31, 2003                                    Commission File Number: 1-9137

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

Yes   X        No

As of May 9, 2003 there were 8,464,715 shares of common stock outstanding.

                      ATALANTA/SOSNOFF CAPITAL CORPORATION
                                      INDEX

Part I - Financial Information                                          PAGE NO.
                                                                        --------

     Item 1 -  Financial Statements

               Condensed Consolidated Statements
               of Financial Condition - March 31, 2003
               and December 31, 2002                                         3

               Condensed Consolidated Statements
               of Operations and Comprehensive Income (Loss) -
               Three Months Ended March 31, 2003 and 2002                    4

               Condensed Consolidated Statement
               of Changes in Shareholders' Equity -
               Three Months Ended March 31, 2003                             5

               Condensed Consolidated Statements
               of Cash Flows - Three Months Ended
               March 31, 2003 and 2002                                       6

               Notes to Condensed Consolidated
               Financial Statements                                      7 - 8

               Special Note Regarding Forward - Looking Statements           9

     Item 2 -  Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition                                               10 - 12

     Item 3 -  Quantitative and Qualitative Disclosures About
               Market Risk                                                  13

     Item 4 -  Controls and Procedures                                      13

Part II - Other Information

     Items 1 - 6                                                       14 - 15

Signatures                                                                  16

Exhibit 11 - Computation of Earnings (Loss) Per Common Share                17

Certification                                                          18 - 21

Section 906 Sarbanes - Oxley Certification                             22 - 23

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                (UNAUDITED)
ASSETS                                                         MARCH 31, 2003    DECEMBER 31, 2002
------                                                       -----------------    -----------------
Assets:
    Cash and cash equivalents                                $       1,552,314    $         991,107
    Accounts receivable                                              1,459,240            2,169,336
    Due from brokers                                                 3,277,834            8,719,524
    Investments, at market                                          72,276,308           74,262,944
    Investments in limited partnerships                              6,633,495            6,745,957
    Prepaid and refundable income taxes                              3,054,195            1,674,133
    Fixed assets, net                                                  761,143              858,475
    Exchange membership, at cost                                       192,000              192,000
    Other assets                                                     3,173,943            3,012,502
                                                             -----------------    -----------------

       Total assets                                          $      92,380,472    $      98,625,978
                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
    Accounts payable and other liabilities                   $         589,686    $         461,518
    Accrued compensation payable                                       190,776              471,821
    Deferred income taxes payable                                      349,665              509,019
    Securities sold not yet purchased, at market                          --              3,637,500
                                                             -----------------    -----------------

      Total liabilities                                              1,130,127            5,079,858
                                                             -----------------    -----------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share;
     5,000,000 shares authorized; none issued                             --                   --
   Common stock, par value $.01 per share; 30,000,000
     shares authorized; 8,470,715 shares issued                         84,707               84,707
Additional paid-in capital                                          12,753,606           12,753,606
Retained earnings                                                   78,439,407           81,562,707
Accumulated other comprehensive income (loss) -
    unrealized gains (losses) from investments,
    net of deferred tax liabilities (benefit)                           34,125             (793,400)
Treasury stock, at cost, 6,000 shares                                  (61,500)             (61,500)
                                                             -----------------    -----------------
    Total shareholders' equity                                      91,250,345           93,546,120
                                                             -----------------    -----------------

    Total liabilities and shareholders' equity               $      92,380,472    $      98,625,978
                                                             =================    =================

Book value per common share                                  $           10.78    $           11.05
                                                             =================    =================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                        ------------------------------------
                                                                         MARCH 31, 2003      MARCH 31, 2002
                                                                        ----------------    ----------------
Revenues:
    Advisory fees                                                       $      2,957,823    $      3,454,341
    Commissions and other operating revenues                                     177,753             403,806
    Realized and unrealized gains (losses) from investments, net              (5,196,995)         (3,107,506)
    Interest and dividend income, net                                            490,521             307,117
                                                                        ----------------    ----------------

      Total revenues                                                          (1,570,898)          1,057,758
                                                                        ----------------    ----------------

Costs and expenses:
    Employees' compensation and benefits                                       2,019,660           1,993,814
    Clearing and execution costs                                                 102,150             155,607
    Selling expenses                                                             197,111             119,321
    General and administrative expenses                                          846,282             886,753
                                                                        ----------------    ----------------

      Total costs and expenses                                                 3,165,203           3,155,495
                                                                        ----------------    ----------------

Income (loss) before provision for
      income taxes (benefit)                                                  (4,736,101)         (2,097,737)

Provision for income taxes (benefit)                                          (1,612,801)           (937,000)
                                                                        ----------------    ----------------

Net income (loss)                                                       $     (3,123,300)   $     (1,160,737)
                                                                        ================    ================

Earnings (loss) per common share - basic                                $          (0.37)   $          (0.13)
                                                                        ================    ================


Earnings (loss) per common share - diluted                                           N/A                 N/A
                                                                        ================    ================

Net income (loss), as presented above                                   $     (3,123,300)   $     (1,160,737)

Comprehensive income (loss):
    Net unrealized gains (losses) from investments,
    net of deferred income tax (benefit)                                         827,525          (2,037,599)
                                                                        ----------------    ----------------

Comprehensive income (loss)                                             $     (2,295,775)   $     (3,198,336)
                                                                        ================    ================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                                              Accumulated
                                                                             other compre-
                                                                            hensive income
                                                                                (loss) -
                                               Additional                   unrealized gains
                                  Common        Paid-In         Retained      (losses) from         Treasury
                                   Stock        Capital         Earnings     investments, net        Stock           Total
                                   -----        -------         --------     ----------------        -----           -----
Balance -
January 1, 2003                   $84,707     $12,753,606     $81,562,707      $ (793,400)       $   (61,500)      $93,546,120

Net unrealized gains from
investments, net of deferred
income tax                                                                        827,525                              827,525

Net loss                                                       (3,123,300)                                          (3,123,300)
                                  -------     -----------     -----------      ----------        -----------       -----------
Balance -
March 31, 2003                    $84,707     $12,753,606     $78,439,407      $   34,125        $   (61,500)      $91,250,345
                                  =======     ===========     ===========      ==========        ===========       ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              ATALANTA/SOSNOFF CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                    2003            2002
                                                                                ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                           $ (3,123,300)   $ (1,160,737)
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
          Depreciation and amortization                                              100,455         136,787
          Realized and unrealized (gains) losses from
              investments, net                                                     5,196,995       3,107,506
          Deferred taxes                                                            (705,738)           --
          (Increase) decrease operating assets:
              Accounts receivable                                                    710,096          80,411
              Prepaid and refundable income taxes                                 (1,380,062)     (1,624,816)
              Other assets                                                          (161,441)         32,364
          Increase (decrease) in operating liabilities:
              Accounts payable and other liabilities                                 128,294         184,495
              Accrued compensation payable                                          (281,045)       (255,492)
                                                                                ------------    ------------

      Net cash provided by operating activities                                      484,254         500,518
                                                                                ------------    ------------

Cash flows from investing activities:
    Proceeds from (payments to) clearing brokers, net                              5,441,690       1,485,432
    Purchases of fixed assets                                                         (3,123)        (12,097)
    Purchases of investments                                                     (37,044,734)    (47,820,875)
    Proceeds from sales of investments                                            31,683,120      45,578,832
                                                                                ------------    ------------

       Net cash provided by (used in) investing activities                            76,953        (768,708)
                                                                                ------------    ------------

Cash flows from financing activities:
    Purchases of treasury stock                                                         --          (104,100)
                                                                                ------------    ------------

      Net cash used in financing activities                                             --          (104,100)
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                 561,207        (372,290)
Cash and cash equivalents, beginning of period                                       991,107       1,940,653
                                                                                ------------    ------------

Cash and cash equivalents, end of period                                        $  1,552,314    $  1,568,363
                                                                                ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
           Interest                                                             $      1,674    $     19,431
                                                                                ============    ============
           Income taxes                                                         $    473,000    $    506,893
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. Certain information normally included in the financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in the Company's December 31, 2002 Annual Report on Form 10-K. Information included in the condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented SFAS No. 148. Due to the insignificant effect on the condensed consolidated financial statements, interim disclosure is not required.

NOTE 2: EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share amounts were computed based on 8,464,715 and 8,883,207 weighted average common shares outstanding in the first quarters of 2003 and 2002, respectively. Because the Company reported a loss in the first quarters of 2003 and 2002, the effect of stock options is antidilutive in determining dilutive earnings per common share.

See Exhibit 11 for further details on the computation of earnings (loss) per common share.

NOTE 3: COMMITMENTS AND CONTINGENCIES

COMPENSATION AGREEMENTS
Effective January 1, 1993, the Company adopted a Management Incentive Plan (the "MIP") for senior executives. Under the MIP, each participant is entitled to receive their assigned share of the annual award pool, which is computed based on operating income performance goals, as defined in the MIP. No operating bonuses were earned under the operating MIP for the three months ended March 31, 2003 and 2002.

The Company adopted amendments to the MIP in 1999 whereby an annual investment performance bonus is earned by the Chief Executive Officer (CEO) based upon pre-tax earnings of certain managed assets of the Company in excess of a base index return, as defined. No investment performance bonus was earned by the CEO for the three months ended March 31, 2003 and 2002.

In addition, under the amended MIP, the President of the Company earns a bonus based upon the pre-tax operating profits earned by the Company as general partner of a Partnership managed by the President and an annual bonus based upon the pre-tax earnings of the Company's investment in the Partnership managed by the President. No bonus was earned by the President under this amendment to the MIP for the three months ended March 31, 2003 and 2002.

LITIGATION
Since the Company's announcement of Mr. Sosnoff's preliminary oral proposal (See
Note 5), three plaintiffs in three separate, but virtually identical, purported class actions, have filed complaints in the Court of Chancery of the State of Delaware (Berger v. Sosnoff, et al. (C.A. 20068), Breakwater Partners, LP v. Sosnoff, et al. (C.A. 20073) and Schneider v. Atalanta/Sosnoff Capital Corp., et al. (C.A. 20088)). These actions have been consolidated for all purposes under the caption In re Atalanta/Sosnoff Capital Corp. Shareholder's Litigation, Consolidated C.A. 20063. In each action the Company and its directors, as well as Mr. Sosnoff, are named as defendants. Each of the plaintiffs seeks to enjoin a transaction arising out of Mr. Sosnoff's proposal and alleges in generalized form breaches of fiduciary duty by him and the directors. The Company believes these actions are without merit and intends to vigorously defend them.

NOTE 4: TREASURY STOCK TRANSACTIONS

In December 2002, the Company purchased 6,000 shares of its common stock at a market price of $10.25 per share.

NOTE 5: OFFER TO PURCHASE COMPANY

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

Part I. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

I.       GENERAL

         The assets of the Company totaled $92.4 million at March 31, 2003, compared with $98.6 million at December 31, 2002, and book value per common share totaled $10.78 at March 31, 2003, compared with $11.05 at December 31, 2002.

         Cash and cash equivalents totaled $1.6 million at March 31, 2003, compared with $991,000 at December 31, 2002. Net investments (at market) totaled $72.3 million at March 31, 2003, compared with $70.6 million at the end of 2002. Accumulated unrealized gains on investments, net of deferred tax, totaled $34,000 at March 31, 2003 compared with accumulated unrealized losses, net of deferred tax benefit, of $793,000 at December 31, 2002.

         Assets under management at March 31, 2003 totaled $2.12 billion, or 12% less than at March 31, 2002 and 4% more than at December 31, 2002.

         The Company had a net loss of $3.1 million ($(.37) per common share ) for the three months ended March 31, 2003, compared with a net loss of $1.2 million ($(.13) per common share) for the same period in 2002.

         After eliminating non-operating charges, pretax operating loss totaled $30,000 in the first quarter of 2003, compared with pretax operating income of $703,000 in the first quarter of 2002.

II.      ASSETS UNDER MANAGEMENT

         Assets under management totaled $2.12 billion at March 31, 2003, compared with $2.04 billion at December 31, 2002, and $2.41 billion at March 31, 2002. Average assets under management decreased 12% to $2.08 billion in the first quarter of 2003, compared with $2.36 billion in the comparable period a year ago. Average managed assets for the first quarter of 2003 increased 1% compared with the fourth quarter of 2002.

         During the first three months of 2003, new accounts of $89 million and net positive client cash flows of $28 million, partially offset by lost accounts of $36 million and negative performance of $2 million, accounted for the $79 million net increase in managed assets. In the twelve months ended March 31, 2003, new accounts of $229 million, partially offset by lost accounts of $126 million, negative performance of $350 million and net negative client cash flows of $38 million, accounted for the $285 million net decrease in managed assets.

III.     RESULTS OF OPERATIONS

         QUARTERLY COMPARISON

         Revenue from advisory fees and commissions ("operating revenue") decreased 19% to $3.1 million in the first quarter of 2003, as compared with $3.9 million in the first quarter of 2002. The Company had a net loss on investments of $4.7 million in the first quarter of 2003, compared with a net loss on investments of $2.8 million in the first quarter of 2002. Expenses for the first quarter in each of 2003 and 2002 were $3.2 million.

         The following table depicts variances in significant statement of operations items for the three months ended March 31, 2003 compared with the same period in 2002. Explanations of the variances follow the table.

                                                                   (000's)
                                                            3 Months Ended March 31,
                                                          --------------------------      Percentage
                                                          2003                2002          Change
                                                          -----              ------         ------
         A. Advisory fees                                 $2,958              $3,454         (14)%
         B. Realized and unrealized gains
              (losses) from investments, net              (5,197)             (3,108)        (67)%
         C. Employees' compensation                        2,020               1,994           1%
         D. Non-compensation expenses                      1,146               1,162          (1)%

o The 14% decrease in advisory fees is primarily due to the difficult market conditions in 2003 resulting in a decrease in average assets under management and thus a decline in advisory fees.

o The Company recorded a net realized and unrealized loss from investments of $5.2 million in the first quarter of 2003, compared with a net realized and unrealized loss from investment transactions of $3.1 million for the first quarter of 2002. The net realized and unrealized losses from principal securities transactions were $3.1 million and $2.1 million, respectively, for the first quarter of 2003, as compared to net realized and unrealized losses of $748,000 and $2.4 million, respectively, for the first quarter of 2002.

o There was a negligible increase of 1% in employees' compensation in the first quarter of 2003 compared with 2002, whereas total employees has remained consistent over the relevant accounting periods.

o Non-compensation expenses had a net decrease of 1% for the three months ended March 31, 2003 as compared with the 2002 comparable quarter. The net decrease was primarily related to lower clearing and execution costs, certain professional fees and depreciation on fixed assets partially offset by increases in selling expenses and rent.

IV.      LIQUIDITY AND CAPITAL RESOURCES

         Investments
         -----------

         Net investments, which includes corporate and convertible debt, U.S. government agency debt instruments, marketable equity securities and the Atalanta/Sosnoff Mutual Funds, aggregated $72.3 million at March 31, 2003, compared with $70.6 million at the end of 2002. Shareholders' equity decreased to $91.2 million at March 31, 2003, from $93.5 million at the end of 2002, primarily from a net loss of $3.1 million, partially offset by an unrealized gain on investments (net of deferred taxes) of $828,000 in the investment portfolio, for the three months ended March 31, 2003. The Company had a net accumulated unrealized gain on investments of $34,000 in shareholders' equity at March 31, 2003, compared with a net accumulated unrealized loss of $793,000 at December 31, 2002.

         At March 31, 2003, the Company's net investment portfolio at market totaled $80.5 million (cost basis $80.5 million), compared with $78.3 million (cost $77.7 million) at the end of 2002, which was comprised of cash and cash equivalents, net investments described above and investments in Company sponsored limited partnerships. On the equity side, the Company was invested primarily in 20 separate large-cap equity securities at March 31, 2003, in a more concentrated fashion of what it does for its managed client accounts.

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

         Cash Flows
         ----------

         At March 31, 2003, the Company had cash and cash equivalents of $1.6 million, compared with $991,000 at the end of 2002. Operating activities generated net cash inflows of $484,000 in the three months ended March 31, 2003, compared with $501,000 in the same period in 2002, reflecting the changing levels of operating assets and liabilities and net income (loss) over those periods. Net cash provided by investing activities totaled $77,000 in the first three months of 2003, compared with net cash outflows of $769,000 in the comparable 2002 period, reflecting the result of net proceeds from investment transactions. Net cash outflows from financing activities was nil in the first three months of 2003 compared with $104,000 in the comparable 2002 period. The cash outflow in 2002 was the result of purchasing treasury stock, as described below.

         Equity Transactions
         -------------------

         There were no equity transactions during the first three months of 2003. In February and March 2002 the Company purchased an aggregate of 10,000 shares of its common stock at an average market price of $10.41 per share.

         Financing Arrangements
         ----------------------

         At March 31, 2003, there were no liabilities for borrowed money.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     None, except as set forth under heading, "Investments", in Part I, Item 2., Subpart IV hereof.

Item 4. Controls and Procedures

     The Chief Executive Officer and Principal Financial Officer of the Corporation, based on their evaluation of the Disclosure Controls and Procedures in place on May 9, 2002, have concluded that they are effective to provide reasonable assurance that the Corporation is able to collect, process and disclose the information required by this Quarterly Report and there were not any significant changes in the Corporation's internal controls or in other factors which could significantly effect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses in such controls and procedures. The Corporation has initiated a program of regular review of its disclosure controls and procedures by a newly formed committee composed of its General Counsel and Chief Financial Officer.

Part II. Other Information

         Item 1. Legal Proceedings

     There are no legal proceedings to which the Company or any of its property is subject which, in the opinion of the Company's management, would have a material adverse effect upon the Company's business or operations.

     On December 6, 2002, the Company announced that it had received a proposal from Martin Sosnoff to acquire the approximately 17% of the Common Stock of the Company that he does not own in a "going private" transaction at a price of $12.50 per share, subject to adjustment to reflect changes in the value of the Company's portfolio of marketable securities from current levels from Martin Sosnoff, Chairman of the Board and Chief Executive Officer. The Company announced that a Special Committee of its Board of Directors, composed of independent directors, would be formed to consider Mr. Sosnoff's proposal. As announced, the transaction would also be subject to negotiation of a definitive agreement and other customary conditions to closing.

     Since the Company's announcement of Mr. Sosnoff's preliminary oral proposal, in December 2002, three plaintiffs in three separate, but virtually identical, purported class actions, have filed complaints in the Court of Chancery of the State of Delaware (Berger v. Sosnoff, et al. (C.A. 20068), Breakwater Partners, LP v. Sosnoff, et al. (C.A. 20073) and Schneider v. Atalanta/Sosnoff Capital Corp., et al. (C.A. 20088)). These actions have been consolidated for all purposes under the caption In re Atalanta/Sosnoff Capital Corp. Shareholder's Litigation, Consolidated C.A. 20063. In each action the Company and its directors, as well as Mr. Sosnoff, are named as defendants. Each of the plaintiffs seeks to enjoin a transaction arising out of Mr. Sosnoff's proposal and alleges in generalized form breaches of fiduciary duty by him and the directors. The Company believes these actions are without merit and intends to vigorously defend them.

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

                  None.

         Item 3.  Default upon Senior Securities

                  None.

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

         Item 5.  Other Information.

                  None.

         Item 6.

         (a)        Exhibits

         Number     Description                                            Page
         ------     -----------                                            ----

          11        Computation of Earnings (Loss) Per Common Share         17

          99.1      Certification Pursuant to Section 906 of
                    Sarbanes - Oxley Act of 2002 of Martin T. Sosnoff       22

          99.2      Certification Pursuant to Section 906 of Sarbanes
                    - Oxley Act of 2002 of Kevin S. Kelly                   23

         (b)        Reports of Form 8 - K
                              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Atalanta/Sosnoff Capital Corporation




Date: May 9, 2003                     /s/ Martin  T. Sosnoff
                                      ------------------------------------------
                                      Martin T. Sosnoff
                                      Chairman of the Board and Chief
                                      Executive Officer




Date: May 9, 2003                     /s/ Kevin  S. Kelly
                                      ------------------------------------------
                                      Kevin S. Kelly
                                      Senior Vice President Finance, Chief
                                      Operating Officer, Chief Financial
                                      Officer, Secretary